Form 10-Q
period 1999-06-30
HIGH SPEED ACCESS CORP
filed 1999-08-13
CIK 1075244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.


                        COMMISSION FILE NUMBER 000-26153

                             HIGH SPEED ACCESS CORP.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                 61-1324009
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

                          4100 East Mississippi Avenue
                             Denver, Colorado 80246
          (Address of principal executive offices, including zip code)
                                  303/256-2000
              (Registrant's telephone number, including area code)

   FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:
                                 NOT APPLICABLE

                                  - - - - - - -

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Number of shares of Common Stock outstanding as of August 9, 1999..........................54,137,952

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

                  Condensed Consolidated Statements of Operations for the three-months ended June 30, 1999 (Unaudited), the period April 3, 1998 (Inception) through June 30, 1998 (Unaudited) and the six-months ended June 30, 1999 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 1999 (Unaudited) and the period April 3, 1998 (Inception) through June 30, 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings

         Item 2 - Changes in Securities and Use of Proceeds

         Item 3 - Defaults upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                            HIGH SPEED ACCESS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      JUNE 30,   DECEMBER 31,
                                                                                        1999        1998
                                                                                     ---------   ------------
                                                                                    (UNAUDITED)
                                      ASSETS
Current assets:
      Cash and cash equivalents                                                      $ 218,200    $  17,888
      Accounts receivable, net of allowance for doubtful accounts of $58
        and $13 as of June 30, 1999 and December 31, 1998, respectively                    463           83
      Prepaid expenses and other current assets                                          1,414          123
                                                                                     ---------    ---------

              Total current assets                                                     220,077       18,094

Property, equipment and improvements, net                                               18,694        5,807
Intangible assets, net                                                                   3,629        3,603
Deferred distribution agreement costs, net                                                 614         --
Other assets                                                                               656         --
                                                                                     ---------    ---------

              Total assets                                                           $ 243,670    $  27,504
                                                                                     =========    =========

 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                                 EQUITY (DEFICIT)

Current Liabilities:
      Accounts payable                                                               $   7,222    $   2,741
      Accrued compensation and related expenses                                          1,140          744
      Other current liabilities                                                          1,934          395
      Long-term debt, current portion                                                      447            8
      Capital lease obligations, current portion                                           704           44
                                                                                     ---------    ---------

              Total current liabilities                                                 11,447        3,932

Long-term debt                                                                           1,669          530
Capital lease obligations                                                                1,266          219
                                                                                     ---------    ---------

              Total liabilities                                                         14,382        4,681
                                                                                     ---------    ---------

Commitments and Contingencies
Mandatorily redeemable convertible preferred stock:
      Series A, $.01 par value, 0 and 5,000,000 shares designated, issued and
      outstanding at June 30, 1999 (unaudited) and December 31, 1998, respectively        --         47,050

      Series B, $.01 par value, 0 and 10,000,000 shares designated, issued and
      outstanding at June 30, 1999 (unaudited) and December 31, 1998, respectively        --        102,200

      Series C, $.01 par value, 5,000,000 shares designated, no shares issued
      and outstanding (unaudited)                                                         --           --
                                                                                     ---------    ---------

              Total mandatorily redeemable convertible preferred stock                    --        149,250
                                                                                     ---------    ---------

Stockholders' equity (deficit):
      Preferred stock, $.01 par value, 20,000,000 shares authorized, none
      issued and outstanding                                                              --           --

      Common stock, $.01 par value, 400,000,000 shares authorized, 54,117,802 issued and outstanding (unaudited) - June 30, 1999; 6,200,000 shares
      authorized, issued and outstanding - December 31, 1998                               541           62

      Class A common stock, 100,000,000 shares authorized (unaudited) -
      June 30, 1999; none issued and outstanding                                          --           --

      Additional paid-in-capital                                                       614,194        4,237

      Deferred compensation                                                               (324)         (84)

      Accumulated deficit                                                             (385,123)    (130,642)
                                                                                     ---------    ---------

              Total stockholders' equity (deficit)                                     229,288     (126,427)
                                                                                     ---------    ---------
              Total liabilities, mandatorily redeemable convertible preferred
              stock and stockholders' equity (deficit)                               $ 243,670    $  27,504
                                                                                     =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS                     SIX MONTHS
                                                                          ENDED       APRIL 3, 1998       ENDED
                                                                         JUNE 30,     (INCEPTION) TO     JUNE 30,
                                                                           1999       JUNE 30, 1998        1999
                                                                       ------------    ------------    ------------
Net Revenue                                                            $        641    $         91    $        940
Costs and expenses:

Operating                                                                     4,027             261           6,150
Engineering                                                                   2,071             398           3,556
Sales and Marketing                                                           3,619             657           5,657
General and Administrative                                                    2,361             564           3,647
Non-cash compensation expense from stock options                              1,157            --             2,680
Amortization of distribution agreement costs                                  3,305            --             3,305
                                                                       ------------    ------------    ------------

  Total costs and expenses                                                   16,540           1,880          24,995
                                                                       ------------    ------------    ------------

Loss from operations                                                        (15,899)         (1,789)        (24,055)
Interest income (expense), net                                                  647              (4)            766
                                                                       ------------    ------------    ------------

Net loss                                                                    (15,252)         (1,793)        (23,289)

Mandatorily redeemable convertible preferred stock dividends                   (604)            (24)         (1,122)
Accretion of redemption value of mandatorily redeemable convertible
   Preferred stock                                                         (123,916)           --          (229,148)
                                                                       ------------    ------------    ------------

Net loss available to common stockholders                              $   (139,772)   $     (1,817)   $   (253,559)
                                                                       ============    ============    ============


Basic and diluted net loss available to common stockholders per
share                                                                  $      (7.47)   $      (0.29)   $     (20.30)
                                                                       ============    ============    ============

Weighted average shares used in computation of basic and diluted net
 loss available to common stockholders per share                         18,711,305       6,200,000      12,490,214

Pro forma basic and diluted net loss per share                         $      (0.38)                   $      (0.67)
                                                                       ============                    ============

Weighted average shares used in computation of pro forma basic and
 diluted net loss per share                                              39,719,003                      34,612,869


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS     APRIL 3, 1998
                                                                                                 ENDED       (INCEPTION) TO
                                                                                             JUNE 30, 1999    JUNE 30, 1998
                                                                                             -------------   --------------
OPERATING ACTIVITIES

Net loss                                                                                       $ (23,289)      $  (1,793)
     Adjustments to reconcile net loss to cash used
     in operating activities:
          Depreciation and amortization                                                            2,237             298
          Non-cash compensation expense from stock options                                         2,680            --
          Amortization of distribution agreement costs                                             3,305
          Changes in operating assets and liabilities excluding the effects of acquisitions:
              Accounts receivable                                                                   (380)            (38)
              Prepaid expenses and other current assets                                           (1,328)           (319)
              Other assets                                                                          (656)           --
              Accounts payable                                                                     2,904             224
              Accrued compensation and related expenses                                              396             (54)
              Other current liabilities                                                            1,539             259
                                                                                               ---------       ---------

Net cash used in operating activities                                                            (12,592)         (1,423)
                                                                                               ---------       ---------

INVESTING ACTIVITIES

     Purchase of property, equipment and improvements, net of leases                             (11,612)           (686)
     Cash acquired in the purchase of CATV and HSAN                                                 --               907
     Purchase of customer base                                                                      (290)           --
                                                                                               ---------       ---------

Net cash used in investing activities                                                            (11,902)            221
                                                                                               ---------       ---------

FINANCING ACTIVITIES

     Net proceeds from issuance of common stock                                                  197,754            --
     Net proceeds from issuance of mandatorily redeemable convertible preferred
          stock                                                                                   24,987           1,500
     Payments on capital lease obligations                                                           (73)           --
     Proceeds from long-term debt                                                                  1,682            --
     Payments on long-term debt                                                                     (104)            (75)
     Other                                                                                           560            --
                                                                                               ---------       ---------

Net cash provided by financing activities                                                        224,806           1,425
                                                                                               ---------       ---------


Net change in cash and cash equivalents                                                          200,312             223

Cash and cash equivalents, beginning of period                                                    17,888            --
                                                                                               ---------       ---------


Cash and cash equivalents, end of period                                                       $ 218,200       $     223
                                                                                               =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock and employee stock options in connection with the
          purchase of CATV and HSAN                                                            $    --         $   3,215
     Equipment acquired under capital leases                                                   $   1,780       $    --
     Issuance of note payable as consideration for advance from related party                  $    --         $     650
     Property and equipment purchases payable                                                  $   3,006       $     366
     Distribution of Darwin Networks, Inc. subsidiary to shareholders                          $     923       $    --
     Warrants issued in connection with acquisitions                                           $     208       $    --
     Warrants issued in connection with Microsoft Corp. agreements                             $   3,235       $    --
     Warrants earned in connection with distribution agreements                                $     684       $    --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present High Speed Access Corp.'s (hereinafter referred to as the Company, we, us, or our) financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Registration Statement on Form S-1 (File No. 333-74667) which was declared effective by the Securities and Exchange Commission on June 3, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

NOTE 2 - STOCKHOLDERS' EQUITY

Series C Preferred Stock

         In April 1999, the Company received $25 million in cash proceeds from the sale of 5,000,000 shares of Series C mandatorily redeemable convertible preferred stock to Vulcan Ventures Incorporated ("Vulcan").

Recapitalization

         In May 1999, the Company completed a 1.55 for 1 split of its common stock. This stock split resulted in a corresponding change in the conversion rate for all shares of the Company's Series A, B and C mandatorily redeemable convertible preferred stock ("Preferred Stock") such that each share of Preferred Stock was convertible into 1.55 shares of common stock after the split. In addition, certain outstanding warrants, if earned, may be exercised to acquire 1.55 shares of stock after the split. The accompanying financial statements have been restated for all periods presented to reflect the effects of the stock split.

         Also, the Board of Directors of the Company authorized 100 million shares of Class A common stock and increased the number of shares of the Company's $.01 par value common stock authorized to 400 million shares.

Initial Public Offering and Conversion of Preferred Stock

         In June 1999, the Company sold 14,950,000 shares of its common stock in an initial public offering (the "Offering"), including the underwriters' over-allotment option, which generated proceeds of $179.3 million, net of the underwriters' discount and other offering costs. Concurrently with the Offering, the Company registered and sold 618,557 shares, 82,474 shares, and 824,742 shares of common stock to Cisco Systems, Inc. ("Cisco"), Com21, Inc. ("Com21") and Microsoft Corp. ("Microsoft"), respectively, under stock purchase agreements which generated $18.5 million.

         Upon the closing of the Offering, all 20,000,000 shares of the Preferred Stock outstanding at the time of the Offering were converted into an aggregate of 31,000,000 shares of common stock. In addition, unpaid accumulated dividends on the Preferred Stock of $1.5 million were paid by the issuance of 115,887 shares of common stock. Prior to the conversion of the Preferred Stock, the Company had charged accumulated deficit to increase the carrying value of the shares of each series of Preferred Stock to its estimated redemption value at the time of the Offering of $13 per share. During the three-month and six-month periods ended June 30, 1999, the Company recorded $123.9 million and $229.1 million, respectively, related to this charge. In addition, the Company accrued dividends on the Preferred Stock of $604,000 and $24,000 for the three-month periods ended June 30, 1999 and 1998, respectively, and $1.1 million for the six-month period ended June 30, 1999.

Distribution to Stockholders of Darwin Networks, Inc.

         In March 1999, the Company transferred to Darwin Networks, Inc., a newly created Delaware corporation, all of the assets used in the Company's digital subscriber line service, which had a net book value of approximately $330,000, in exchange for 100% of the outstanding Darwin common stock. These assets consisted primarily of computer equipment and furniture and fixtures. In March 1999, the Company distributed all of the outstanding Darwin common stock to the Company's common and preferred stockholders. This distribution has been recorded as a net reduction of stockholders equity in the accompanying condensed consolidated financial statements. In connection with the asset transfer, the Company entered into a services agreement with Darwin pursuant to which it will provide various financial, accounting and other professional staff services to Darwin and will be compensated for its costs at fair market value. The services agreement is for an initial six month term. The Company also agreed to loan Darwin up to $500,000 for working capital pursuant to a six month uncollateralized revolving credit note bearing interest at the prime rate of which Darwin has drawn $494,000 as of June 30, 1999. In connection with the note, Darwin issued to the Company a warrant to purchase 1,000,000 shares of Darwin common stock at an exercise price of $5.00 per share, which the Company has valued at $7,000. Subsequently, Darwin executed a stock split under which the warrant split to 5,000,000 shares at $1.00 per share. Expenses related to the Darwin service line approximated $175,000 in 1998 and $302,000 for the three months ended March 31, 1999. No revenue was realized in 1998 or 1999 associated with Darwin.

NOTE 3 - NET LOSS PER SHARE

         The Company computes net loss per share under the provisions of SFAS No. 128 "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

         Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's Preferred Stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount equals basic earnings per share because the Company has a net loss and the impact of the assumed exercise of the stock options and the assumed preferred stock conversion is not dilutive. Options and warrants to purchase 2,213,690 shares of common stock at June 30, 1999 (unaudited), were excluded from the calculation above because they are antidilutive.

         The pro forma net loss per share assumes the conversion of the Preferred Stock to Common Stock as if it had been converted at the date of issuance, even though the result is antidilutive.

         The following table presents the unaudited calculation of basic and diluted and pro forma net loss per share (dollars in thousands, except per share amounts):

                                       Three Months Ended June 30, 1999              Six Months Ended June 30, 1999
                                                 (Unaudited)                                  (Unaudited)
                                   ----------------------------------------    -----------------------------------------
                                                   Denominator                                Denominator
                                     Numerator      (weighted                   Numerator      (weighted
                                    (Net Loss)    average shares) Per Share    (Net Loss)    average shares)   Per Share
                                   ------------   --------------- ---------    ------------  ---------------   ---------
Basic and diluted net loss
  available to common
  stockholders .................   $   (139,772)     18,711,305     $(7.47)   $   (253,559)     12,490,214      $(20.30)

Mandatorily redeemable
  convertible preferred stock
  dividends ....................            604                                      1,122

Accretion of redemption value
  of mandatorily redeemable
  convertible preferred stock ..        123,916                                    229,148

Assumed conversion of shares
  of mandatorily redeemable
  convertible preferred stock
  into shares of common stock
  at April 3, 1998 or issuance
  (if later) ...................                     21,007,698                                 22,122,655
                                   ------------    ------------     ------    ------------    ------------      ------
Pro forma basic and diluted net
  loss per common share ........   $    (15,252)     39,719,003     $(0.38)   $    (23,289)     34,612,869      $(0.67)
                                   ============    ============     ======    ============    ============      ======

         In addition, there is a potential to issue additional warrants pursuant to the agreements set forth in Notes 4 and 8. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be antidilutive. In the future, we also may issue additional stock or warrants to purchase our common stock in connection with our efforts to expand the distribution of our services. Stockholders could face additional dilution from these possible future transactions.

NOTE 4 - DISTRIBUTION AGREEMENTS

Vulcan Ventures Incorporated

         In November 1998, the Company entered into a series of agreements with Vulcan, a related party, in which the Company issued shares of Preferred Stock to Vulcan and entered into agreements under which it will provide Internet access services to customers in certain cable systems controlled by Vulcan.

         These agreements included a systems access and investment agreement with Vulcan and its affiliate Charter Communications ("Charter"), a programming content agreement with Vulcan, and a related network services agreement with Charter. Under these agreements, Charter committed to provide the Company exclusive access to at least 750,000 homes passed. Charter has an equity incentive to provide us additional homes passed, although it is not obligated to do so. Under the agreements, we agreed to pay Charter 50% of our gross revenues for cable modem access services, 15% of our gross revenues for dial up access services, and 50% of our gross revenues for all other optional services. In addition, if we sell equipment to a subscriber, we agreed to pay Charter 50% of the gross profit we receive from the sale. If Charter sells equipment to a subscriber, Charter keeps 100% of the gross revenues from the sale. We also agreed that Charter's share of gross revenues will not be less than that paid to other cable operators to whom we provide services. Charter can terminate the agreement, remove a particular agreement or terminate exclusivity rights, on a system-by-system basis, if the Company fails to meet performance benchmarks or otherwise breaches our agreement, including our agreement to provide content designated by Vulcan. The performance benchmarks include requiring us to achieve minimum penetration rates, to add equipment or bandwidth capacity when Internet data traffic on a system reaches set levels, to maintain a designated response rate at our call center and resolve a designated percentage of all non-cable plant related trouble calls within specific time frames, and to provide monthly reports to Charter tracking our compliance with these requirements. Charter can also terminate this agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays the Company a termination fee based on the net present value of revenues the Company otherwise would earn for the remaining term of the agreement from end users subscribing to the Company's services as of the termination date. During the term of the agreements, the Company has agreed not to compete with Charter in any market in which it owns or operates a cable system and will not deploy Worldgate, Web TV(R) or various other digital TV products in the market areas of any committed system or in areas in which Charter operates a cable system. The agreements will continue until the Company ceases to provide services to an end user residing in a home passed in a committed system.

         As an inducement to Vulcan to cause Charter to commit additional systems to the Company, we granted Vulcan warrants to purchase up to 7,750,000 shares of the Company's common stock at a purchase price of $3.23 per share. Vulcan subsequently assigned the warrants to Charter. The warrants are exercisable by Charter at the rate of 1.55 shares of common stock for each home passed committed to the Company by Charter in excess of 750,000. 3,875,000 warrants may be earned by Charter on or before

July 31, 2001 and must be exercised on or before July 31, 2002 or these warrants will expire. 3,875,000 warrants may be earned by Charter on or before July 31, 2003 and must be exercised on or before July 31, 2004 or these warrants will expire. The warrants may be forfeited in certain circumstances, generally if the number of homes passed in a committed system is reduced.

         In May 1999, Charter and the Company entered into a limited service agreement which reduced the number of warrants issued per home passed in exchange for a reduction in the revenue share and a more beneficial cost sharing arrangement for the Company in certain specified cable systems. Under the terms of this limited service agreement, Charter will earn only 1 warrant per every three homes passed if it commits systems totaling less than 1 million homes passed, and 1 warrant for every 2 homes passed if the systems total 1 million or more homes passed.

         As of June 30, 1999, Charter has earned warrants to purchase 69,587 shares of common stock under these agreements. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the service agreement with the cable system to which the warrants relate, generally four to five years, in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Deferred distribution agreement costs of $684,000 was recorded in conjunction with the warrants during the quarter ended June 30, 1999. Amortization of distribution agreement costs of $69,800 was recognized in the statement of operations for the same period. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Charter earn the right to purchase additional common shares based on the number of homes committed to the Company.

Microsoft Corp.

         Microsoft purchased $10.0 million of the Company's common stock concurrently with the Offering at the offering price net of the underwriting discount. At the time of the Offering, the Company also had a non-binding letter of intent with Microsoft covering a number of potential areas of strategic relationship.

         Pursuant to the non-binding letter of intent and subsequent letter agreement entered into in June 1999, the Company granted Microsoft warrants to purchase 387,500 shares of common stock at an exercise price of $16.25 per share. Under the terms of these agreements, Microsoft has agreed, among other things, to introduce the benefits of the Company's services to Comcast Corp., a multiple system cable operator. The warrants also provide Microsoft the right to purchase one share of common stock at an exercise price of $16.25 per share, for each 10 homes passed over 2,500,000 that are committed by Comcast Corp. to the Company by May 1, 2002.

         The Company recorded charges to earnings of $3.2 million during the quarter ended June 30, 1999 related to the issuance of these warrants based on the fair value of the shares at the time of grant. Additional expense may also be recognized in future periods should Microsoft earn the right to purchase additional common shares based on the number of homes committed to the Company by Comcast Corp.

NOTE 5 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         In April 1999, the Company entered into a $3.0 million loan facility of which $1.7 million has been drawn down at June 30, 1999. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76%, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company. These terms are effective on the date of, and applied separately to, each draw on the total loan facility.

         In May 1999, the Company entered into a $3.0 million capital lease facility to provide operating equipment. Financing of approximately $1.8 million had been obtained under this agreement at June 30, 1999. The minimum lease payments for outstanding obligations at June 30, 1999 are $289,000, $651,000, $651,000 and $362,000 for the periods ended December 31, 1999, 2000, 2001 and
2002, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position of the Company.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for the Company's year ending December 31, 2001. As the Company does not currently engage in or plan to engage in derivatives, or hedging transactions there will be no impact on the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

NOTE 8 - SUBSEQUENT EVENTS

Road Runner Agreement

         In July 1999, the Company entered into an agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services. The agreement establishes general terms and conditions under which Road Runner may, if it wishes, engage the Company as a subcontractor to provide all or some of the Company's network integration services to cable operators who contract with Road Runner to deploy Road Runner-branded Internet content and access services. The agreement also grants ServiceCo LLC a warrant to purchase one share of common stock at a price of $5 per share for each home passed, up to a maximum of 5 million homes, for each home passed in those systems where ServiceCo LLC engages the Company to serve as a subcontractor of services.

Classic Cable and Cable Management Associates

         In July 1999, the Company entered into service and warrant agreements to provide its turnkey services to Classic Cable (Classic) and Etan Industries, Inc. d/b/a Cable Management Associates (CMA). Under the agreements, the Company expects to deploy its services to 45,000 Classic homes passed and 112,000 CMA homes passed over the next two years, subject to various clustering requirements. The agreements also provide for the issue of warrants to purchase one share of the Company's common stock at a price of $13 per share for each home passed committed by Classic and CMA to the Company for deployment of services, up to 600,000 and 200,000 homes passed, respectively.

Loan Facility

         The Company entered into a commitment for a $5.0 million loan facility in July 1999. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 7.77%, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors and Risk Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's registration statement on Form S-1 declared effective on June 3, 1999 and form of final prospectus under Rule 424(e) filed on June 7, 1999.

OVERVIEW

         High Speed Access Corp. (hereinafter referred to as the Company, we, or our) is a leading provider of high speed Internet access via cable modem to residential and commercial end users in exurban areas. We generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access service and for the traditional dial-up services we offer as part of our end user acquisition strategy. We report these revenues net of the percentage split we pay to our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users. Although we also earn revenues from the one-time fees we charge for the installation of the cable modem at the end user's home or business, we frequently waive this fee.

         Our revenue from dial up services currently is a significant part of our total revenue. However, we expect this business mix to shift over time as our dial-up end users migrate to high speed Internet access and as end users generally become aware of the benefits of high speed Internet access. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next two years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we will save the cost of purchasing and installing cable modems for end users. In the future we expect to earn revenues from the local content we provide and, subject to our agreement with Vulcan Ventures Incorporated ("Vulcan"), from additional services such as Internet telephony.

     Our expenses consist of the following:

     o Operating costs, which consist primarily of salaries for help desk and network operations center employees; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. In one-way cable systems, we must support the telephone return path from the local telephone company's central office to the cable headend. Accordingly, we incur greater telecommunications costs in a one-way system than we incur in a two-way system. Consequently, the rate at which our cable partners upgrade their systems to two-way capability will affect our operating margins. We expect our operating costs to grow significantly as we roll out services in new systems. Many of our operating costs are relatively fixed in the short term. However, as we add new end users we will be able to spread these costs over a larger revenue base, and, accordingly, decrease our costs per subscriber and improve our operating margins.

     o Engineering expenses, which consist primarily of salaries and related costs for network design and installation of the telecommunications and data network hardware and software; system testing and project management expenses; allocated cost of facilities; and depreciation and maintenance on the equipment used in our engineering processes. We expect our engineering expenses to grow significantly as we introduce our services in new markets and expand our network.

     o Sales and marketing expenses, which consist primarily of salaries, commissions and related personnel expenses and costs associated with the development of sales and marketing materials, database market analytics, direct mail and telemarketing. We expect that our sales and marketing expenses will increase significantly as we pursue our growth strategy.

     o General and administrative expenses, which consist primarily of salaries for our executive, administrative, finance and human resource personnel; amortization of goodwill; and fees for professional services. We expect to hire additional support personnel and to incur other additional expenses associated with being a public company, including costs of directors' and officers' insurance and increased legal and accounting fees.

     o Non-cash compensation expense from stock options, which equals the excess of the fair market value of our stock at the time of grant over the exercise price of the stock options granted to employees and directors amortized over the vesting period.

     o Amortization of distribution agreement costs, which relates to warrants issued to cable and strategic partners in connection with network services and other distribution related agreements, collectively referred to as distribution agreements. We measure the cost of warrants issued to cable and strategic partners based on the fair values of the warrants when earned by those partners. Because the fair value of the warrant is dependent to a large extent on the price of our common stock, the cost of warrants earned in the future may vary significantly. Costs of warrants granted in connection with distribution agreements are amortized over the term of the underlying agreement. Warrants not directly associated with long-term distribution agreements are expensed as earned.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED), THE PERIOD APRIL 3, 1998 (INCEPTION) TO JUNE 30, 1998 (UNAUDITED)
             AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

         On April 3, 1998, we acquired CATV.net, Inc. and High Speed Access Network, Inc. in a transaction recorded under the purchase method of accounting. We had no operations prior to these acquisitions. Accordingly, the following discussion reflects our results of operations since April 3, 1998.

         Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. As a result of the foregoing factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially and adversely affected. Finally, the results of operations for the six months ended June 30, 1999 are not directly comparable to the period April 3, 1998 (Inception) to June 30, 1998 ("Inception Period"). Therefore, no attempt to compare these periods is included in this discussion.

         Revenues. Net revenue consists primarily of net monthly subscription fees for cable modem-based and traditional dial-up Internet services, cable modem rental income, and installation fees and other up front fees. Total net revenue for the three months ended June 30, 1999 was $641,000, an increase of $550,000 over net revenues of $91,000 for the Inception Period. For the second quarter and first half of 1999, cable modem based subscription fees contributed approximately 33% and 38% of our net revenue, traditional dial up service fees contributed 47% and 43%, cable modem rental fees contributed 16% and 15%, and installation and other up front fees contributed 4% and 4%, respectively. For the Inception Period, cable modem based subscription fees contributed approximately 35% of the net revenue; traditional dial up service fees contributed 33% and cable modem rental fees, installation fees and other up front fees contributed approximately 32%. Total net revenue for the six months ended June 30, 1999 was $940,000.

Costs and Expenses

         Operating. Operating costs for the three months ended June 30, 1999 were $4.0 million, an increase of $3.7 million over operating costs of $0.3 million for the Inception Period. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, help desk and field technical support department, an increase in telecommunications expense from the rollout of our service to new markets and larger subscriber base and depreciation of capital equipment from the expansion of our network and the installation of cable modems for a growing subscriber base. Operating costs were $6.2 million for the six months ended June 30, 1999.

         Engineering. Engineering expenses for the three months ended June 30, 1999 were $2.1 million, an increase of $1.7 million over engineering expenses of $0.4 million for the Inception Period. The increase in engineering expenses resulted from personnel and personnel related costs for additional technical staff to support the installation of cable headend hardware and software in our cable partners' systems, continued network design, system testing, and project management as we evaluated new equipment and possible new product offerings. Engineering costs were $3.6 million for the six months ended June 30, 1999.

         Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1999 were $3.6 million, an increase of $2.9 million over sales and marketing expenses of $0.7 million for the Inception Period. The increase in sales and marketing expenses resulted primarily from an increase in personnel and personnel related cost to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force, as well as an increase in direct marketing and advertising expenses. For the six months ended June 30, 1999, sales and marketing expenses were $5.7 million.

         General and Administrative. General and administrative expenses were $2.4 million for the three months ended June 30, 1999, an increase of $1.8 million over general and administrative expenses of $0.6 million for the Inception Period. The increase in general and administrative expenses resulted from additional personnel costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions. General and administrative expenses also included amortization of intangible assets of $252,000 for the three months ended June 30, 1999 and $216,000 for the Inception Period resulting from our acquisitions of CATV.net, Inc. and High Speed Access Network, Inc. General and administrative expenses were $3.6 million for the six months ended June 30, 1999 including amortization of intangible assets of $472,000 related to the acquisitions mentioned above.

         Non-cash Compensation Expense from Stock Options. Non-cash compensation expense from stock options for the three months ended June 30, 1999 was $1.2 million. There was no expense of this nature during the Inception Period. Non-cash compensation expense represents the excess of the fair market value of our common stock over the exercise price of the stock options granted. This expense is principally related to 227,695 options issued under the 1998 stock option plan that vested upon execution of the initial public offering ("the Offering"). Non-cash compensation expense from stock options was $2.7 million for the six months ended June 30, 1999. The remaining amount of deferred compensation expense will be recognized over the vesting period of the options.

         Amortization of Distribution Agreement Costs. Amortization of distribution agreement costs for the three months ended June 30, 1999 was $3.3 million. There were no expenses of this nature during the Inception Period. These costs represent the stock warrants issued to cable and strategic partners. The increase in this account is primarily due to charges totaling $3.2 million related to 387,500 warrants issued under the terms of a non-binding letter of intent and subsequent letter agreement with Microsoft Corp. ("Microsoft"). The remainder relates to amortization of distribution agreement costs resulting from 69,587 warrants earned by Charter Communications ("Charter"). We could incur additional material non-cash charges related to further issuance of stock warrants to our cable and strategic partners in the future. The Company will recognize an addition to equity for the fair value of any warrants issued, and recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until such warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future. Amortization of distribution agreement costs for the six months ended June 30, 1999 was $3.3 million.

         Net Interest Income (Expense). Net interest income was $647,000 for the three months ended June 30, 1999, an increase of $651,000 over net interest expense of $4,000 for the Inception Period. The primary reason for the increase in interest income relates to returns on investment of the net proceeds of the Offering. Net interest income represents interest earned by the Company on cash and cash equivalents, less interest expense on capital lease obligations and long-term debt. Net interest income for the six months ended June 30, 1999 was $766,000.

         Income Taxes. At June 30, 1999, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $31.4 million, which will expire at various times through 2019. At June 30, 1999, we had a net deferred tax asset of $9.8 million relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax asset depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the three months ended June 30, 1999, the Inception Period, or the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, we had cash and cash equivalents of $218.2 million compared to $17.9 million at December 31, 1998. We had significant negative cash flows from operating activities for the six months ended June 30, 1999. Cash used in operating activities was $12.6 million for the six months ended June 30, 1999 caused primarily by a net loss of $23.3 million and an increase in current and non-current assets of $2.4 million, substantially offset by non-cash expenses of $8.2 million and increases in accounts payable, accrued expenses and other current liabilities of $4.9 million.

         Cash used in investing activities was $11.9 million for the six months ended June 30, 1999, the result of capital expenditures of $11.6 million. The principal capital expenditures incurred during this period were for the purchase of headend data network hardware and software, cable modems and equipment necessary for monitoring our network, reflecting our expansion into new markets.

         Cash provided by financing activities for the six months ended June 30, 1999 was $224.8 million comprised primarily of $179.3 million in net proceeds from the Offering, $18.5 million in proceeds from the concurrent offering to Cisco, Com21 and Microsoft, $25.0 million in net proceeds from the issuance of mandatorily redeemable convertible preferred stock, and $1.7 million in proceeds from long-term debt.

         We expect to experience substantial negative cash flow from operating activities and negative cash flow from investing activities for at least the next several years due to continued deployment of our services into new markets and the enhancement of our network and operations. Our future cash requirements will depend on a number of factors including:

         o The pace of the rollout of our service to our cable partners, including the impact of substantial capital expenditures and related operating expenses;

         o The rate at which we enter into contracts with cable operators for additional systems;

         o    The rate at which end users subscribe to our services;

         o    Changes in revenue splits with our cable partners;

         o    Price competition in the Internet and cable industries;

         o Capital expenditures and costs related to infrastructure expansion;

         o The rate at which our cable partners convert their systems from one-way to two-way systems;

         o    End user turnover rates;

         o Our ability to protect our systems from telecommunications failures, power loss and software-related system failures;

         o Changes in our operating expenses including, in particular, personnel expenses;

         o The introduction of new products or services by us or our competitors;

         o Our ability to enter into strategic alliances with content providers; and

         o Economic conditions specific to the Internet and cable industries, as well as general economic and market conditions.

         We expect to incur approximately $16.0 million of additional capital expenditures for the remainder of 1999 principally related to the installation of headend data network hardware and software, cable modems, central network hardware and software for e-mail, network monitoring and web hosting and a billing and customer care system. Actual capital expenditures will be significantly affected by the rate at which end users subscribe for our cable modem Internet access services, which requires us to purchase a cable modem for each new end user, as well as by the pace of the roll out of our systems, which requires us to purchase headend data network hardware and software.

         We believe our current cash and cash equivalents, together with the proceeds from a $3.0 million loan facility entered into in April 1999, and a $3.0 million capital lease facility entered into in May 1999, as well as additional loan and lease facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for the next 18 months, assuming we achieve our business plan. There can be no assurance that we will be able to raise additional capital, should that become necessary, on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If financing is not available at terms acceptable to us, management has the intent and the ability to reduce expenditures so as to delay the need for additional financing.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for the Company's year ending December 31, 2001. As the Company does not currently engage or plan to engage in derivatives, or hedging transactions there will be no impact on the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

 YEAR 2000 COMPLIANCE

         We have exposure and risk if the systems upon which we are dependent to conduct our operations are not Year 2000 compliant. Should any of our "date dependent" equipment, circuits or software fail as a result, our services could be severely affected. Our potential areas of exposure include information technology, including computers and software that we purchase or licenses from third parties, and non-information technology, such as telephone systems and other equipment that we acquire and use internally. Other potential areas of exposure include the systems of business partners upon whom our services are dependent, including our cable partners and their RF-cable TV plants, and Internet backbone providers and telephone companies.

         We have engaged a third party consultant to perform a Year 2000 assessment study. The planning, inventory, and business impact analysis portions of our Year 2000 assessment project are complete.

         o We have tested our internal PC-based and other local area computer networks. We have identified only minor issues that we will remediate by routine upgrades, patches and replacements by the end of September 1999.

         o We are continuing to seek verification from our cable affiliates that the cable plants over which our service operates are Year 2000 compliant. Our major cable partner, Charter Communications, Inc., has indicated that it expects to be fully Year 2000 compliant by August 31, 1999. Our other cable partners are in various states of Year 2000 readiness and testing, but we believe the risk posed to our services by our cable partners' headend equipment to be slight. To the extent our cable partners are not presently compliant, we are asking them to provide us with a description of their plans to become so. To the extent that our cable affiliates fail to provide certification that they are Year 2000 compliant by August 31, 1999, we will reassess the possible impact on our business and the nature of our electronic interdependencies at that time, and take appropriate remediation action to the extent possible, including developing contingency plans.

         o We are also verifying that the equipment, systems and services of our other vendors and suppliers provide to us are Year 2000 compliant. To date, virtually all of the non-software vendors and suppliers that we consider vital to our operations have certified Year 2000 compliant status to us, or have indicated that they will do so. To the extent that vendors fail to provide certification that they are Year 2000 compliant by August 31, 1999, we expect to terminate and replace those relationships.

         We expect to resolve our Year 2000 compliance issues primarily through normal upgrades of hardware and software, or, when necessary, through replacement of existing software with Year 2000 compliant applications. We have spent $270,000 to date of our estimated $500,000 total cost to develop and implement our Year 2000 compliance. We do not expect to capitalize any of this cost. The remainder of these costs will be funded from cash on hand.

         We believe that our current Year 2000 compliance plan is sufficient to eliminate any material impact on operations. There are, however, dependencies on third party vendors and cable operators completing their commitments. To reduce the impact of failure, we have initiated contingency plans to deal with the worst-case scenario that might occur if technologies we are dependent upon are not Year 2000 compliant and fail to operate effectively. We expect to have those plans in place by the end of the third quarter of 1999. Nonetheless, if our present efforts to address our potential Year 2000 compliance issues are not successful, or if our cable partners, vendors, and other third parties with which we conduct business do not successfully address these issues, or if our contingency plans are not effective, our business and financial results could be materially and adversely affected.

                                  RISK FACTORS

         You should carefully consider the following factors and other information in this Form 10-Q and other filings made by the Company with the Securities and Exchange Commission before trading in our common stock. If any of the following risks actually occur, our business and financial results could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

                         RISKS RELATED TO OUR OPERATIONS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

         Our predecessor companies began offering services to cable operators in October 1997. We have recognized limited revenues since our inception. In addition, our senior management team and other employees have worked together at our company for only a short period of time. Consequently, we have a limited operating history upon which our business can be evaluated.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

         Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $31.4 million from April 3, 1998 (Inception) through June 30, 1999. Our limited operating history and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

         We expect to incur substantial losses and experience substantial negative cash flows from operations for at least the next several years as we expand our business. The principal costs of expanding our business will include:

         o Substantial direct and indirect selling, marketing and promotional costs;

         o System operational expenses, including the lease of our Internet backbone, which has a traffic capacity in excess of our current needs;

         o Costs incurred in connection with higher staffing levels to meet our growth;

         o The acquisition and installation of the equipment, software and telecommunications circuits necessary to enable our cable partners to offer our services; and

         o Costs in connection with acquisitions, divestitures, business alliances or changing technologies.

         If any of these costs or expenses is not accompanied by an increase in revenues, then our business and financial results could be materially and adversely affected.

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN.

         Our success depends on continued growth in the use of the Internet and high speed access services. Although Internet usage and popularity have grown rapidly, we cannot be certain that this growth will continue in its present form, or at all. Critical issues concerning the increased use of the Internet--including security, reliability, cost, ease of access and quality of service--remain unresolved and are likely to affect the development of the market for our services. Relatively few companies currently offer cable-based Internet access, and we do not believe any of those has been profitable. Moreover, many industry analysts believe that Internet access providers will become increasingly reliant upon revenues from content due to competitive pressures to provide low cost or even free Internet access.

         The success of our business ultimately will depend upon the acceptance of our services by end users, who will purchase or rent a cable modem from us and pay both installation fees and monthly access charges for our services. We have launched full operations in only 51 cable systems and we have approximately 5,195 residential cable modem end users. Additionally, although our primary service offering is high bandwidth Internet access, we currently derive a substantial portion of our revenues from standard dial-up Internet access, which we offer as a feeder for our high speed offerings. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable.

OUR ABILITY TO ATTRACT AND RETAIN END USERS DEPENDS ON MANY FACTORS WE CANNOT CONTROL.

         Our ability to increase the number of our end users, and our ability to retain end users, will depend on a number of factors, many of which are beyond our control. These factors include:

         o Our ability to enter into and retain agreements with cable operators;

         o The speed at which we are able to deploy our services, particularly if we cannot obtain on a timely basis the telecommunications circuitry necessary to connect our cable headend equipment to our Internet backbone;

         o Our success in marketing our service to new and existing end users;

         o Competition, including new entrants advertising free or lower priced Internet access and/or alternative access technologies;

         o Whether our cable partners maintain their cable systems or upgrade their systems from one-way to two-way service;

         o    The quality of the customer and technical support we provide; and

         o    The quality of the content we offer.

         In addition, our service is currently priced at a premium to many other online services and many end users may not be willing to pay a premium for our service. Because of these factors, our actual revenues or the rate at which we will add new end users may differ from past increases, the forecasts of industry analysts, or a level that meets the expectations of investors.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

         Our revenues and expenses, and in particular our quarterly revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

         o The pace of the rollout of our service to our cable partners, including the impact of substantial capital expenditures and related operating expenses;

         o The rate at which we enter into contracts with cable operators for additional systems;

         o    The rate at which end users subscribe to our services;

         o    Changes in revenue splits with our cable partners;

         o    Price competition in the Internet and cable industries;

         o Capital expenditures and costs related to infrastructure expansion;

         o The rate at which our cable partners convert their systems from one-way to two-way systems;

         o    End user turnover rates;

         o Our ability to protect our systems from telecommunications failures, power loss and software-related system failures;

         o Changes in our operating expenses including, in particular, personnel expenses;

         o The introduction of new products or services by us or our competitors;

         o Our ability to enter into strategic alliances with content providers; and

         o Economic conditions specific to the Internet and cable industries, as well as general economic and market conditions.

         In addition, our operating expenses are based on our expectations of the future demand for our services and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected demand shortfall. A shortfall in revenues in relation to our expenses could have a material and adverse effect on our business and financial results.

         The quarter-to-quarter comparisons of our results of operations should not be relied upon as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the price of our common stock is likely to fall.

WE MAY NOT BE ABLE TO ESTABLISH OR MAINTAIN ACCEPTABLE RELATIONSHIPS WITH CABLE OPERATORS.

         Our success depends, in part, on our ability to gain access to cable customers. We gain that access through agreements with our cable partners. There can be no assurance that we will be able to establish or maintain relationships with cable operators. Even if we are able to establish and maintain those relationships, there can be no assurance that we will be able to do so on terms favorable to us or in the quantities we need to become profitable. In addition, our failure to form partnerships with a large number of cable operators as quickly as possible permits other cable-based broadband service providers to enter into exclusive agreements and effectively exclude us from the systems covered by those agreements. Furthermore, in order to rapidly deploy our services within a market, we typically begin installation of our equipment and related telecommunications circuits prior to the execution of final documentation. If we are unable to finalize our contractual relationship with a cable operator, if the exclusive relationship between us and our cable partners, or between our cable partners and their cable customers, is impaired, or if we do not become affiliated with a sufficient number of cable operators, our business and financial results could be materially and adversely affected.

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

         Our largest cable partner is Charter Communications. Charter is an affiliate of Vulcan, which owns 37.4% of our outstanding common stock as of June 30, 1999. Charter has provided us exclusive access to at least 750,000 homes passed. Charter has equity incentives to provide us additional homes passed, although it is not obligated to do so. Under our network service agreement, Charter can terminate our exclusivity rights, on a system-by-system basis, if we fail to meet performance benchmarks or otherwise breach our agreement, including our commitment to provide content designated by Vulcan. Moreover, Charter can terminate our agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays us a termination fee based on the net present value of the revenues we otherwise would earn for the remaining term of the agreement from those end users subscribing to our services as of the date of termination. There can be no assurances we will meet the benchmarks related to our customer penetration rates or that Charter will not decide to terminate our agreement for any other reason. If Charter were to terminate this agreement, in whole or for any material system, our business and financial results would be materially and adversely affected.

OUR AGREEMENTS WITH VULCAN VENTURES COULD CONSTRAIN OUR ABILITY TO GENERATE REVENUES FROM PROVIDING CONTENT AND FUTURE SERVICES OUR END USERS MAY DEMAND.

         Under our programming content agreement with Vulcan, Vulcan has the right to require us to carry, on an exclusive basis in all cable systems we serve, content it designates. Vulcan content may include start-up and related web pages, electronic programming guides, other multimedia information and telephony services. We will not share in any revenues Vulcan may earn through the content or telephony services it provides. We must provide all equipment necessary for the delivery of Vulcan content, although Vulcan will reimburse us for any costs we incur in excess of $3,000 per cable headend. Vulcan cannot charge us for any Vulcan content through November 25, 2008; after that date we will be obligated to pay Vulcan for this content at the lowest fee charged to any Internet service provider who subscribes to Vulcan content.

         Vulcan has the right to prohibit us from providing content or telephony services that compete with Vulcan content in Vulcan's discretion and can require us to remove competing content. Many industry analysts believe that Internet access will become increasingly reliant upon revenues from content due to competitive pressures to provide low cost or even free Internet access. If Vulcan were to require us to remove our content or substitute its telephony services for any we might provide, we could lose a source of additional revenues and might not recover all related costs of providing our content or telephony services. Vulcan's ability to prohibit us from providing content and telephony services means that Vulcan's interests are not necessarily aligned with those of our other stockholders.

OUR AGREEMENT WITH ROAD RUNNER MAY NOT BENEFIT US.

         We recently entered into an agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services. Under the agreement, we will provide our services as a Road Runner subcontractor to cable operators that we and Road Runner jointly designate to receive our services. We can offer no assurances that this agreement will be of material benefit to us. In addition, we may not be able to meet the system deployment schedule proposed by Road Runner. Moreover, while we expect that only a portion of the homes under the agreement will be deployed on a partial turnkey basis, Road Runner could ask us to deploy more partial turnkey homes than we anticipate. In a partial turnkey solution, we will deliver fewer services and possibly incur lower costs than in a full turnkey solution, but will also earn a smaller percentage of the subscription revenue. Since the agreement provides that Road Runner will earn one warrant per home passed in cable systems designated to receive service regardless of whether we deploy a partial or full turnkey solution, our stockholders could suffer dilution in exchange for potentially less profitable homes.

INVESTORS MAY SUFFER SUBSTANTIAL DILUTION FROM OTHER TRANSACTIONS.

         As an inducement to cause Charter Communications to commit additional systems to us, we have granted Charter warrants to purchase up to 7,750,000 shares of our common stock at an exercise price of $3.23 per share. These warrants become exercisable at the rate of 1.55 shares for each home passed committed to us by Charter in excess of 750,000. To the extent that Charter becomes eligible to exercise all or a significant portion of these warrants, our stockholders will experience substantial dilution. In addition, we have granted Microsoft a warrant to purchase 387,500 shares of our common stock at an exercise price of $16.25, with additional warrants issuable for homes passed above 2,500,000 homes committed to us by Comcast. Our agreement with ServiceCo LLC provides for granting of warrants to purchase one share of our common stock at a price of $5 per share up to a maximum of 5 million shares. In the future, we also may issue additional stock or warrants to purchase our common stock in connection with our efforts to expand the distribution of our services. Stockholders could face additional dilution from these possible future transactions.

DARWIN, OUR FORMER DIGITAL SUBSCRIBER LINE TECHNOLOGY DIVISION, AND OUR PRINCIPAL STOCKHOLDERS ARE NOT RESTRICTED FROM PROVIDING COMPETING HIGH SPEED INTERNET ACCESS SERVICES.

         In March 1999, we transferred all of the assets used in our digital subscriber line technology division to Darwin Networks, Inc., a newly-formed subsidiary, and distributed all of the Darwin common stock to our current stockholders. Darwin's digital subscriber line technology is an alternative method of providing high speed Internet access to end users using the telephone infrastructure. Although Darwin is at an early stage of its development, if Darwin were to deploy this technology successfully in future partnerships with wireline telephone providers in markets where we provide our high speed Internet access, Darwin could become one of our competitors. Neither Darwin nor our principal stockholders, including Vulcan, will be restricted from providing competing high speed digital subscriber line Internet access.

ONE-WAY CABLE SYSTEMS INCREASE OUR OPERATING COSTS AND MAY NOT PROVIDE THE QUALITY NECESSARY TO ATTRACT CUSTOMERS.

         Although our service can operate in one-way cable systems, where data can be transmitted at high speeds from the cable headend to the end user, the end user in a one-way system can only transmit data back to the cable headend via a standard phone line. Because we must support the telephone return component of the system, we incur higher operating costs in one-way systems. Presently only one-third of the systems where we are or will soon operate our services are two-way systems. Over time, however, we expect most, if not all, of our cable partners to upgrade and or rebuild their plants to provide increased bandwidth and two-way capabilities. We believe faster uploads and the elimination of phone line return costs make our service more valuable and may lead to higher customer penetration rates, which in turn benefits the cable operator through higher revenue. However, upgrading a cable system can be expensive and time-consuming for the cable operator. Moreover, we do not require our cable partners to make these upgrades and they have no legal obligation to do so. Consequently, if our cable partners do not upgrade to two-way capability at the rate we anticipate, our financial results may be negatively affected.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH PLANS.

         To manage our anticipated growth, we must continue to implement and improve our operational, financial and management information systems; hire, train and retain additional qualified personnel; continue to expand and upgrade core technologies; and effectively manage our relationships with our end users, suppliers and other third parties. Our expansion could place a significant strain on our services and support operations, sales and administrative personnel, and other resources. In fact, our predecessor companies had inadequate accounting controls and procedures in place. While we believe that we generally have adequate controls and procedures in place for our current operations, our billing software is not adequate to meet our growth plans. We are in the process of replacing our billing software with an integrated billing and customer care software system that we believe is capable of meeting our planned future needs. We could also experience difficulties meeting demand for our products and services. Additionally, if we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. Our growth plan may include acquisitions. If we acquire a company, we could have difficulty assimilating its operations, or assimilating and retaining its key personnel. In addition if the demand for our service exceeds our ability to provide our services on a timely basis, we may lose customers. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be capable of exploiting fully the market for our products and services. The failure to manage our growth effectively could have a material adverse effect on our business and financial results.

THE MARKET FOR INTERNET SERVICES IS HIGHLY COMPETITIVE.

         We face competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We expect the level of this competition to intensify in the future. We face competition from other cable modem service providers for partnerships with cable operators and from providers of other types of data and Internet services for end users. Due to this intense competition, there may be a time-limited market opportunity for our cable-based high speed access services. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

         Our competitors in the cable-based Internet access market are those companies that have developed their own cable-based services and market those services to cable system operators. Other competitors in the cable-based Internet access market are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

         We also compete with traditional Internet service providers and other competing broadband technologies including ISDNs, DSLs, wireless and satellite data services. Moreover, competitors include long distance inter-exchange carriers, regional Bell operating companies and other local exchange carriers. Many of these carriers are offering diversified packages of telecommunications services, including Internet access, and could bundle these services together, putting us a competitive disadvantage. Widespread commercial acceptance of any of these competing technologies or competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

OUR ABILITY TO INCREASE THE CAPACITY AND MAINTAIN THE SPEED OF OUR NETWORK IS UNPROVEN.

         We face risks related to our ability to increase the transmission capacity of our network to meet expected end user levels while maintaining superior performance. While peak downstream data transmission speeds across the cable infrastructure approach 10 Mbps in each 6 megahertz (Mhz) channel, actual downstream data transmission speeds are likely to be significantly slower, depending on a variety of factors, including bandwidth capacity constraints between the cable headend and the Internet backbone, the type and location of content, Internet traffic, the number of active end users on a given cable network node, the number of 6 Mhz channels allocated to us by our cable partner, the capabilities of the cable modems used and the service quality of the cable partners' facilities. The actual data delivery speed that an end user realizes also will depend on the end user's hardware, operating system and software configurations. There can be no assurance that we will be able to achieve or maintain a speed of data transmission sufficiently high to enable us to attract and retain our planned number of end users, especially as the number of the end users grows. Because end users will share the available capacity on a cable network node, we may underestimate the capacity we need to provide in order to maintain peak transmission speeds. A perceived or actual failure to achieve or maintain sufficiently high speed data transmission could significantly reduce end user demand for our services or increase costs associated with customer complaints and have a material adverse effect on our business and financial results.

OUR NETWORK MAY BE VULNERABLE TO SECURITY RISKS.

         Despite our implementation of industry-standard security measures, our or our cable partners' networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet and online service providers in the past have experienced, and in the future may experience, interruptions in service as a result of the accidental or intentional actions of Internet users. Because the cable infrastructure is a shared medium, it is inherently more vulnerable to security risks than dedicated telephony technologies such as digital subscriber lines. Moreover, we have no control over the security measures that our cable partners and end users adopt. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems maintained by us and our end users. These events may result in liability to us or harm to our end users. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our end users, which could have a material adverse effect on our business and financial results. In addition, the threat of these and other security risks may deter potential end users from purchasing our services, which could have a material adverse effect on our business and financial results.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

         The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash and cash equivalents, together with the proceeds from a $3.0 million loan facility entered into in April 1999, and $3.0 million capital lease financing facility entered into in July 1999, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for the next 18 months, assuming we achieve our business plan. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Moreover, Charter can require any lender with liens on our equipment placed in Charter head ends to deliver to Charter a non-disturbance agreement as a condition to such financings. We can offer no assurance that we will be able to obtain secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter. If adequate funds are not available on acceptable terms, we may be forced to curtail or cease our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and may need to delay the deployment of our services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE FACE RISKS FROM POTENTIAL YEAR 2000 PROBLEMS.

         We engaged a third-party consultant to complete a Year 2000 assessment study. The third-party consultant identified only minor issues that we will remediate by routine upgrades, patches and replacements by the end of the third quarter of 1999. We are continuing to seek verification from our cable partners, vendors and suppliers that they are Year 2000 compliant. To the extent that our cable affiliates fail to provide certification that they are Year 2000 compliant by August 1999, we will reassess the possible impact on our business and the nature of our interdependencies at that time, and take appropriate remediation action to the extent possible, including developing contingency plans. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. In addition, a significant Year 2000 problem concerning our high speed access services could cause our users to consider seeking alternate providers of Internet access. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy the problem and could divert management's time and attention, either of which could have a material adverse effect on our business, results of operation and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations

-- Year 2000 Compliance" for information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

WE MAY BECOME SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

         We are currently at the early stages of evaluating international expansion opportunities. If we expand internationally, we would become subject to the risks of conducting business internationally, including:

         o Foreign currency fluctuations, which could result in reduced revenues or increased operating expenses;

         o   Inability to locate qualified local partners and suppliers;

         o The burdens of complying with a variety of foreign laws and trade standards;

         o   Tariffs and trade barriers;

         o   Difficulty in accounts receivable collection;

         o   Potentially longer payment cycles;

         o   Foreign taxes;

         o Unexpected changes in regulatory requirements including the regulation of Internet access; and

         o Uncertainty regarding liability for information retrieved and replicated in foreign countries.

         If we expand internationally, we will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. There can be no assurance that the risks associated with our proposed international operations will not materially and adversely affect our business and financial results.

           RISKS RELATED TO THE MARKET FOR HIGH SPEED INTERNET ACCESS

OUR CABLE PARTNERS COULD SELL THEIR SYSTEMS OR BE ACQUIRED.

         In recent years, the cable television industry has undergone substantial consolidation. If one of our cable partners is acquired by a cable operator that already has a relationship with one of our competitors or that does not enter into a contract with us, we could lose the ability to offer our cable modem access services in the systems formerly served by our cable partner, which could have a material and adverse effect on our business and financial results. Many of the cable operators with whom we have contracts operate multiple systems, thus increasing the risk to us if they are acquired. Moreover, it is common in the cable industry for operators to swap systems, which could cause us to lose our contract for a swapped system. Even though many of our contracts obligate our cable partners to pay us a termination fee if they sell their system to another operator who does not assume our contract, the potential termination fee may not be adequate to ensure that the successor operator assumes our contract, or to compensate us fully for the loss of future business in that system.

OUR CABLE PARTNERS COULD LOSE THEIR FRANCHISES.

         Cable television companies operate under franchises granted by local or state authorities that are subject to renewal and renegotiation from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, although in many cases the franchise is terminable if the franchisee fails to comply with the material provisions of its franchise agreement. No assurance can be given that the cable operators that have contracts with us will be able to retain or renew their franchises. The non-renewal or termination of any of these franchises would result in the termination of our contract with the applicable cable operator.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND OUR SERVICES COULD BECOME OBSOLETE OR FAIL TO GAIN MARKET ACCEPTANCE.

         The market for our services is characterized by rapid technological advances, evolving industry standards, changes in end user requirements and frequent new service introductions and enhancements. For example, the North American cable industry has adopted a set of interface specifications, known as "DOCSIS," for hardware and software to support cable-based data delivery using cable modems. Our ability to adapt to rapidly changing technology and industry standards, such as DOCSIS, and to develop and introduce new and enhanced products and service offerings will be significant factors in maintaining or improving our competitive position and our prospects for growth. If technologies or standards applicable to our services become obsolete or fail to gain widespread consumer acceptance, then our business and financial results will be materially and adversely affected.

         We currently anticipate that we will use a significant portion of our working capital to acquire headend, cable modem and other related capital equipment. The technology underlying that equipment is continuing to evolve. It is possible that the equipment we acquire could become obsolete prior to the time we would otherwise intend to replace it, which could have a material adverse effect on our business and financial results.

WE DEPEND ON A DATA TRANSMISSION INFRASTRUCTURE LARGELY MAINTAINED BY THIRD PARTIES OR SUBJECT TO DISRUPTION BY EVENTS OUTSIDE OUR CONTROL.

         Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our end users and the Internet. A significant portion of that infrastructure is owned by third parties. Accordingly, we have no control over its quality and maintenance. For example, we rely on our cable partners to maintain their cable infrastructures. We also rely on other third parties to provide a connection from the cable infrastructure to the Internet. Currently, we have transit agreements with UUNet, a division of MCI WorldCom, and others to support the exchange of traffic between our data servers, the cable infrastructure and the Internet. Our operations also depend on our ability to avoid damages from fires, earthquakes, floods, power losses, telecommunications failures, network software flaws, transmission cable cuts, Year 2000 problems and similar events. The occurrence of any of these events could interrupt our services. The failure of the Internet backbone, our servers, or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations could have a material adverse effect on our business and financial results.

WE MAY BE HELD LIABLE FOR DEFAMATORY OR INDECENT CONTENT, AS WELL AS INFORMATION RETRIEVED OR REPLICATED.

         In part, our business involves supplying information and entertainment to customers over the cable systems of our cable system partners. Accordingly we face the same types of risks that apply to all businesses that publish or distribute information, such as potential liability for defamation, libel, invasion of privacy and similar claims, as well as copyright or trademark infringement and similar claims. A number of third parties have claimed that they hold patents covering various forms of online transactions or online technologies. In addition, our errors and omissions and liability insurance may not cover potential patent or copyright infringement claims and may not adequately indemnify us for any liability that may be imposed.

         The law relating to the liability of Internet and online service providers for information carried or disseminated through their networks is unsettled. There are some federal laws regarding the distribution of obscene or indecent material over the Internet under which we are subject to potential liability. These risks are mitigated by two federal laws. One, passed in 1996, immunizes Internet service providers from liability for defamation and similar claims for materials the Internet service provider did not create, but merely distributed. The other, passed in 1998, creates a "safe harbor" from copyright infringement liability for Internet service providers who comply with its requirements, which we intend to do. These laws apply only in the United States; if we expand our operations to other countries, our potential liability under the laws of those countries could be greater.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION.

         The part of our business that involves installing and maintaining the equipment used by cable systems to transmit high-speed data in a computer-accessible format is not regulated, but cable businesses are. Changes in cable regulations, as they relate to our service, could negatively affect our business in several ways. First, cable operators usually classify our service as a "cable service." If our service is not considered a cable service, some cable franchising authorities, in most cases usually cities or counties, might claim that our cable partners need a separate franchise to offer it. This franchise may not be obtainable on reasonable terms, or at all. In the alternative, even if the service is treated as cable service, local franchising authorities may seek to impose "non-discrimination" or "open access" obligations on our cable partners as a condition of franchise transfer or renewal. Also, even if our service is not considered a cable service, it might be treated as a "telecommunications service," which could subject our cable partners, and possibly us, to federal and state regulation as "telecommunications carriers." This could negatively affect our business in various ways. For example, if we or our cable partners were either classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, we or they could potentially be subject to government-regulated terms, conditions and prices for Internet connection services, as well as become obligated to make contributions to the universal service support fund. We may also provide Internet telephony services over cable plant, and this service may be regulated in the future as a common carrier telecommunications service. Moreover, we or our cable partners might then have to get a "telecommunications franchise" from some localities, which might not be available on reasonable terms, or at all. In addition, our contracts with our cable partners make us the exclusive supplier of high-speed data on the cable systems where our service is offered. Firms such as America Online and large telephone companies are seeking to have regulators ban such exclusive arrangements. If such arrangements are banned, we could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Finally, any future regulatory decisions that make DSL technology services easier for competing telephone companies to deploy over normal telephone lines, and less expensive for customers to buy, could negatively affect our business.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED EMPLOYEES WE NEED TO EXECUTE OUR GROWTH PLAN.

         Our future success depends on the continued service of our key personnel, especially our President, Chief Operating Officer and Chief Technology Officer. We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

                 RISK RELATED TO TRADING IN THE COMPANY'S STOCK

BECAUSE OF OUR RELATIONSHIP WITH VULCAN VENTURES, NEW INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

         Vulcan owns 37.4% of our outstanding stock. Vulcan's affiliate, Charter Communications, also has warrants to purchase up to an additional 7.75 million shares of our common stock, which become exercisable at the rate of 1.55 shares per home passed committed to us by Charter, in excess of 750,000. Accordingly, Vulcan will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Vulcan's control relationship with us, including:

         o Conflicts between Vulcan, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions,

         o conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Vulcan, on the other hand, or

         o conflicts related to existing or new contractual relationships between us, on the one hand, and Vulcan and its other affiliates, on the other hand.

In particular, Vulcan is the owner of Charter, currently our largest cable partner. Additionally, Vulcan has the exclusive right to provide or designate the first page our end users see when they log on to our service and, if it provides that first page, will be entitled to all of the related revenues. Moreover, Vulcan can prohibit us from providing content that competes with content it chooses to provide, and can prohibit us from providing telephony service if it chooses to provide those services. See "Certain Transactions."

THE FUTURE SALE OF SHARES MAY HURT OUR MARKET PRICE.

         A substantial number of shares of our common stock are available for resale. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

THERE HAS BEEN NO PRIOR MARKET FOR OUR COMMON STOCK; OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

         Prior to our initial public offering in June 1999, there was no public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market in our stock or how liquid that market might become. The stock market has experienced extreme price and volume fluctuations. In particular, the market prices of the securities of Internet-related companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

WE HAVE ANTI-TAKEOVER PROVISIONS.

         Certain provisions of our certificate of incorporation, our bylaws and Delaware law, in addition to the concentration of ownership in Vulcan, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our other stockholders.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities and Use of Proceeds.

         On June 4, 1999, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"). The registration statement relating to this Offering (File No. 333-74667) was declared effective on June 3, 1999. Lehman Brothers, Inc., J. P. Morgan Securities, Inc., Banc of America Securities LLC and CIBC World Markets Corp. were the managing underwriters of the Offering. The Offering terminated upon the consummation of the sale of all of the shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the Offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:

                                 Shares        Aggregate Price         Amount      Aggregate Price
                               Registered   of Amount Registered        Sold       of Amount Sold
                               ----------   --------------------    ------------   ---------------
The Company                    14,950,000       $194,350,000        14,950,000 *   $ 194,350,000 *

Microsoft, Cisco and Com21      1,525,773       $ 18,500,000         1,525,773     $  18,500,000

         The Company incurred the following expenses with respect to the Offering, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the
Company:

Underwriting Discounts                                    Underwriters'        Other Estimated              Total
    and Commissions              Finders' Fees              Expenses               Expenses                Expenses
----------------------           -------------            -------------        ---------------          ---------------
    $    11,375,000              $         -              $         -          $     2,015,211          $    13,390,211

         The estimated net Offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $179,253,541, of which $23,643,750 relates to the exercise of the underwriters' over-allotment option. Concurrent with the initial public offering, the Company sold 618,557 shares, 82,474 shares, and 824,742 shares of common stock to Cisco Systems, Com21 and Microsoft, respectively, under stock purchase agreements which generated $18,500,000. None of the proceeds have been used as of June 30, 1999. The proceeds are invested in short-term money market instruments as of June 30, 1999. None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. At the time of the initial public offering, 31,000,000 shares of the Company's Series A, B and C preferred stock were converted to common stock and accrued dividends on preferred stock were paid through issuance of 115,887 shares of common stock. The Company expects to use the net proceeds from the initial public offering to fund capital expenditures to be incurred in the deployment of services in new and existing cable systems, to fund operating losses, and for working capital and other general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments.

* Amounts reflect exercise of the underwriters' over-allotment option. The underwriters' over-allotment option included 1,950,000 shares on behalf of the Company for an aggregate price of $23,643,750.

Underwriting discounts and commissions pertaining to the Company's portion of the over-allotment option were $1,706,250.

Item 3 - Defaults upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         See attached exhibit index incorporated by reference herein.

(b)      Reports on Form 8-K

         No such reports were filed during the quarter ended June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH SPEED ACCESS CORP.

Date     8/13/99                            By       /s/ RON S. PITCOCK
         ------------                                -----------------------
                                            Title    President

Date     8/13/99                            By       /s/ GEORGE E. WILLETT
         ------------                                -----------------------
                                            Title    Chief Financial Officer

                                  Exhibit Index

   Exhibit Number          Exhibit Title
   --------------          -------------
      10.1                 Master Agreement dated July 22, 1999 between High
                           Speed Access Corp. and ServiceCo LLC.

      10.2 Securities Purchase Warrant dated July 22, 1999 between High Speed Access Corp. and ServiceCo LLC.

      10.3                 Letter Agreement dated June 15, 1999 between
                           Microsoft Corp. and High Speed Access Corp.

      10.4 Securities Purchase Warrant dated June 15, 1999 between Microsoft Corp. and High Speed Access Corp.

      10.5                 Master Agreement to Lease Equipment dated May 18,
                           1999 between Cisco Systems Capital Corporation and
                           High Speed Access Corp.

      10.6 Form of Securities Purchase Warrant entered into between High Speed Access Corp. and cable partners.

      10.7                 Additional System Notice and Partial HSAC Services
                           Supplement dated as of April 28, 1999 between Charter
                           Communications, Inc. and High Speed Access Corp.

      10.8                 Letter Agreement dated as of May 26, 1999 between
                           Vulcan Ventures, Incorporated, Marcus Cable Operating
                           Company, LLC, Charter Communications, Inc. and
                           HighSpeed Access Corp.

      27.                  Financial Data Schedule