Form 10-Q
period 1999-09-30
HIGH SPEED ACCESS CORP
filed 1999-11-15
CIK 1075244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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
   (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                            Number)


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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of November 5, 1999...54,184,191

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

                  Condensed Consolidated Statements of Operations for the three-months ended September 30, 1999 and 1998, (Unaudited), the nine-months ended September 30, 1999 (Unaudited), and the period April 3, 1998 (Inception) through September 30, 1998 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 1999 (Unaudited) and the period April 3, 1998 (Inception) through September 30, 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

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

         Item 3 - Defaults upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures

ITEM I - FINANCIAL INFORMATION

  Part 1 - Financial Statements

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            1999          1998
                                                                                        -------------  ------------
                                                                                         (UNAUDITED)
                                                  ASSETS

Current assets:
      Cash and cash equivalents                                                           $  62,741    $  17,888
      Short term investments                                                                136,365           --
      Accounts receivable, net of allowance for doubtful accounts of $54
        and $13 as of September 30, 1999 and December 31, 1998, respectively                    236           83
      Prepaid expenses and other current assets                                               3,627          123
                                                                                          ---------    ---------

             Total current assets                                                           202,969       18,094

Property, equipment and improvements, net                                                    29,105        5,807
Intangible assets, net                                                                        3,562        3,603
Deferred distribution agreement costs, net                                                    4,268           --
Other non-current assets                                                                        477           --
                                                                                          ---------    ---------

             Total assets                                                                 $ 240,381    $  27,504
                                                                                          =========    =========

                              LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
                             PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Accounts payable                                                                    $   7,945    $   2,741
      Accrued compensation and related expenses                                               1,949          744
      Other current liabilities                                                               2,674          395
      Long-term debt, current portion                                                           699            8
      Capital lease obligations, current portion                                              1,890           44
                                                                                          ---------    ---------

             Total current liabilities                                                       15,157        3,932

Long-term debt                                                                                2,243          530
Capital lease obligations                                                                     4,433          219
                                                                                          ---------    ---------

             Total liabilities                                                               21,833        4,681
                                                                                          ---------    ---------

Commitments and contingencies

Mandatorily redeemable convertible preferred stock:

      Series A, $.01 par value, 0 and 5,000,000 shares designated, issued and
      outstanding at September 30, 1999 (unaudited) and December 31, 1998, respectively          --       47,050

      Series B, $.01 par value, 0 and 10,000,000 shares designated, issued and
      outstanding at September 30, 1999 (unaudited) and December 31, 1998, respectively          --      102,200

      Series C, $.01 par value, 5,000,000 shares designated, no shares issued
      and outstanding (unaudited)                                                                --           --
                                                                                          ---------    ---------

             Total mandatorily redeemable convertible preferred stock                            --      149,250
                                                                                          ---------    ---------

Stockholders' equity (deficit):

      Preferred stock, $.01 par value, 20,000,000 shares authorized, none
      issued and outstanding                                                                     --           --

      Common stock, $.01 par value, 400,000,000 shares authorized, 54,168,691 issued and outstanding - September 30, 1999 (unaudited); 6,200,000 shares
      authorized, issued and outstanding - December 31, 1998                                    542           62

      Class A common stock, 100,000,000 shares authorized -
      September 30, 1999 (unaudited); none issued and outstanding                                --           --

      Additional paid-in-capital                                                            618,229        4,237

      Deferred compensation                                                                    (306)         (84)

      Accumulated deficit                                                                  (399,450)    (130,642)

      Accumulated other comprehensive loss                                                     (467)          --
                                                                                          ---------    ---------

             Total stockholders' equity (deficit)                                           218,548     (126,427)
                                                                                          ---------    ---------

             Total liabilities, mandatorily redeemable convertible preferred
               stock and stockholders' equity (deficit)                                   $ 240,381    $  27,504
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

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS    THREE MONTHS    NINE MONTHS
                                                                      ENDED           ENDED           ENDED        APRIL 3, 1998
                                                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  (INCEPTION) TO
                                                                       1999            1998            1999     SEPTEMBER 30, 1998
                                                                   ------------    ------------    ------------ ------------------
Net Revenue                                                        $      1,070    $        101    $      2,010    $        192

Costs and expenses:

Operating                                                                 7,194             673          13,344             934
Engineering                                                               2,547             705           6,103           1,103
Sales and Marketing                                                       5,126           1,434          10,783           2,091
General and Administrative                                                3,019             784           6,666           1,348
Non-cash compensation expense from stock options                             18              --           2,698              --
Amortization of distribution agreement costs                                193              --           3,498              --
                                                                   ------------    ------------    ------------    ------------

  Total costs and expenses                                               18,097           3,596          43,092           5,476
                                                                   ------------    ------------    ------------    ------------

Loss from operations                                                    (17,027)         (3,495)        (41,082)         (5,284)
Interest income                                                           2,824               9           3,684              10
Interest expense                                                           (122)            (20)           (216)            (25)
                                                                   ------------    ------------    ------------    ------------

Net loss                                                                (14,325)         (3,506)        (37,614)         (5,299)

Mandatorily redeemable convertible preferred stock dividends                 --             (85)         (1,122)           (109)
Accretion of redemption value of mandatorily redeemable
   convertible preferred stock                                               --          (7,500)       (229,148)         (7,500)
                                                                   ------------    ------------    ------------    ------------

Net loss available to common stockholders                          $    (14,325)   $    (11,091)   $   (267,884)   $    (12,908)
                                                                   ============    ============    ============    ============


Basic and diluted net loss available to common
   stockholders per share                                          $      (0.26)   $      (1.79)   $     (10.10)   $      (2.08)
                                                                   ============    ============    ============    ============

Weighted average shares used in computation of basic and diluted
   net loss available to common stockholders per share               54,141,481       6,200,000      26,526,365       6,200,000


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS         APRIL 3, 1998
                                                                                      ENDED           (INCEPTION) TO
                                                                               SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                               ------------------   ------------------
OPERATING ACTIVITIES

Net loss                                                                          $      (37,614)   $       (5,299)
     Adjustments to reconcile net loss to cash used
     in operating activities:
         Depreciation and amortization                                                     4,073               733
         Non-cash compensation expense from stock options                                  2,698                --
         Amortization of distribution agreement costs                                      3,498
         Changes in operating assets and liabilities excluding the effects of acquisitions:
             Accounts receivable                                                            (153)                7
             Prepaid expenses and other current assets                                    (3,540)             (765)
             Other non-current assets                                                       (477)               --
             Accounts payable                                                                436             1,472
             Accrued compensation and related expenses                                     1,205               193
             Other current liabilities                                                     2,279               127
                                                                                  --------------    --------------

Net cash used in operating activities                                                    (27,595)           (3,532)
                                                                                  --------------    --------------

INVESTING ACTIVITIES

     Purchase of short-term investments                                                 (231,732)               --
     Sales and maturities of short-term investments                                       94,900                --
     Purchase of property, equipment and improvements, net of leases                     (15,895)           (2,898)
     Cash acquired in the purchase of CATV and HSAN                                           --               907
     Purchase of customer base                                                              (491)               --
                                                                                  --------------    --------------

Net cash used in investing activities                                                   (153,218)           (1,991)
                                                                                  --------------    --------------

FINANCING ACTIVITIES

     Net proceeds from issuance of common stock                                          197,754                --
     Net proceeds from issuance of mandatorily redeemable convertible
         preferred stock                                                                  24,987             6,000
     Payments on capital lease obligations                                                  (226)               --
     Proceeds from long-term debt                                                          2,639                --
     Payments on long-term debt                                                             (234)              (67)
     Proceeds from options exercised by management                                           746                --
                                                                                  --------------    --------------

Net cash provided by financing activities                                                225,666             5,933
                                                                                  --------------    --------------


Net change in cash and cash equivalents                                                   44,853               410

Cash and cash equivalents, beginning of period                                            17,888                --
                                                                                  --------------    --------------


Cash and cash equivalents, end of period                                          $       62,741    $          410
                                                                                  ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock and employee stock options in connection with the
         purchase of CATV and HSAN                                                $           --    $        3,215
     Equipment acquired under capital leases                                      $        6,286    $          200
     Issuance of note payable as consideration for advance from related party     $           --    $          650
     Property and equipment purchases payable                                     $        4,769    $        1,261
     Distribution of Darwin Networks, Inc. subsidiary to shareholders             $          923    $           --
     Warrants issued in connection with acquisitions                              $          208    $           --
     Warrants issued in connection with Microsoft Corp. agreements                $        3,235    $           --
     Warrants earned in connection with distribution agreements                   $        4,530    $           --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present High Speed Access Corp.'s (hereinafter referred to as the Company, we, us, or our) financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Registration Statement on Form S-1 (File No. 333-74667) which was declared effective by the Securities and Exchange Commission on June 3, 1999.

Use of Estimates

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

         Upon the closing of the Offering, all 20,000,000 shares of the Preferred Stock outstanding at the time of the Offering were converted into an aggregate of 31,000,000 shares of common stock. In addition, unpaid accumulated dividends on the Preferred Stock of $1.5 million were paid by the issuance of 115,887 shares of common stock. Prior to the conversion of the Preferred Stock, the Company had charged accumulated deficit to increase the carrying value of the shares of each series of Preferred Stock to its estimated redemption value at the time of the Offering of $13 per share. During the nine-month period ended September 30, 1999, the Company recorded $229.1 million, and during the three month period ended September 30, 1998 and the period April 3, 1998 (Inception) through September 30, 1998 ("Inception Period"), the Company recorded $7.5 million related to this charge. In addition, the Company accrued dividends on the Preferred Stock of $85,000 for the three-month period ended September 30, 1998, $1.1 million for the nine-month period ended September 30, 1999, and $109,000 for the Inception Period. There was no expense of this nature during the three-months ended September 30, 1999.

Distribution to Stockholders of Darwin Networks, Inc.

         In March 1999, the Company transferred to Darwin Networks, Inc., a newly created Delaware corporation, all of the assets used in the Company's digital subscriber line service, which had a net book value of approximately $330,000, in exchange for 100% of the outstanding Darwin common stock. These assets consisted primarily of computer equipment and furniture and fixtures. In March 1999, the Company distributed all of the outstanding Darwin common stock to the Company's common and preferred stockholders. This distribution has been recorded as a net reduction of stockholders equity in the accompanying condensed consolidated financial statements. In connection with the asset transfer, the Company entered into a services agreement with Darwin pursuant to which it provided various financial, accounting and other professional staff services to Darwin and will be compensated for its costs at fair market value. The Company loaned Darwin $500,000 under a note payable which has subsequently been collected. In connection with this note, Darwin issued to the Company a warrant to purchase 1,000,000 shares of Darwin common stock at an exercise price of $5.00 per share, which the Company has valued at $7,000. Subsequently, Darwin executed a stock split under which the warrant split to 5,000,000 shares at $1.00 per share. Expenses related to the Darwin service line approximated $175,000 in 1998 and $302,000 for the three months ended March 31, 1999. No revenue was realized in 1998 or 1999 associated with Darwin.

NOTE 3 - NET LOSS PER SHARE

         The Company computes net loss per share under the provisions of SFAS No. 128 "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive.

         Basic and diluted net loss available to common stockholders per share for the three months ended September 30, 1999 and 1998 were $.26 and $1.79 based on weighted average shares outstanding of 54,141,481 and 6,200,000, respectively. For the nine months ended September 30, 1999 and the period

April 3, 1998 (Inception) through September 30, 1998, basic and diluted net loss available to common stockholders per share was $10.10 and $2.08 based on weighted average shares outstanding of 26,526,365 and 6,200,000, respectively.

         Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's Preferred Stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount equals basic earnings per share because the Company has a net loss, thus the impact of the assumed exercise of the stock options and the assumed preferred stock conversion is antidilutive. Options and issued warrants to purchase 2,578,083 shares of common stock at September 30, 1999 (unaudited), were excluded from the calculation above because they are antidilutive.

         In addition, there is a potential to issue additional warrants pursuant to the agreements set forth in Note 6. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be antidilutive. In the future, the Company also may issue additional stock or warrants to purchase its common stock in connection with its efforts to expand the distribution of its services. Stockholders could face additional dilution from these possible future transactions.

NOTE 4 - COMPREHENSIVE LOSS

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standard Board in June 1997. Comprehensive loss, comprised of net loss applicable to common stockholders and net unrealized losses on investments totaled $14,792,000 and $268,351,000 for the three and nine months ended September 30, 1999, respectively. Comprehensive loss equaled net loss applicable to common stockholders for the three months ended September 30, 1998 and the Inception Period.

NOTE 5 - INVESTMENTS

         The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments. The investment policy of the Company precludes investments in financial instruments with maturities greater than 12 months. The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and, accordingly, classifies investment securities as available-for-sale. Unrealized holding losses were $467,000 at September 30, 1999.

NOTE 6 - DISTRIBUTION AGREEMENTS

General

         As an inducement to certain cable partners to commit systems to the Company, the Company issues warrants to purchase its common stock in connection with network service agreements and other agreements, collectively referred to as distribution agreements.

         The Company values warrants and options to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants and options are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the cable system to which the warrants relate, generally four to five years, in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.

Classic Cable

         In July 1999, the Company executed a series of agreements with Classic Cable, Inc. ("Classic"). The Company issued warrants to purchase up to 600,000 shares of the Company's common stock at a purchase price of $13.00 per share. The warrants are earned and exercisable generally at the rate of one share of common stock per home passed in systems committed subject to certain minimum homes passed criteria. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. The warrants may be earned by Classic on or before December 31, 2003. The warrants must be exercised within three years of the date earned.

         As of September 30, 1999, Classic has earned warrants to purchase 76,095 shares of common stock under these agreements. Deferred distribution agreement costs of $1.9 million were recorded in connection with the warrants during the three and nine-months ended September 30, 1999. Amortization of distribution agreement costs of $65,000 was recognized in the statement of operations for the same period. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Classic earn the right to purchase additional shares based on the number of homes passed committed to the Company.

Cable Management Associates

         In July 1999, the Company executed a series of agreements with ETAN Industries Inc. d/b/a Cable Management Associates ("CMA"). The Company issued warrants to purchase up to 200,000 shares of the Company's common stock at a purchase price of $13.00 per share. The warrants are earned and exercisable generally at the rate of one share of common stock for each home passed in systems committed to the Company by CMA subject to certain minimum homes passed criteria. The warrants may be earned by CMA on or before December 31, 2002. The warrants must be exercised on or before December 31, 2002.

         As of September 30, 1999, CMA has earned warrants to purchase 44,911 shares of common stock under these agreements. Deferred distribution agreement costs of $1.8 million were recorded in conjunction with the warrants during the three and nine-months ended September 30, 1999. Amortization of distribution agreement costs of $81,000 was recognized in the statement of operations for the same periods. Additional deferred distribution agreement costs may be recorded and amortized in future periods should CMA earn the right to purchase additional shares based on the number of homes passed committed to the Company.


Vulcan Ventures Incorporated

         In November 1998, the Company entered into a series of agreements with Vulcan, in which the Company issued shares of Preferred Stock to Vulcan and entered into agreements under which it will provide Internet access services to customers in certain cable systems controlled by Vulcan.

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

         In May 1999, Charter and the Company entered into a limited service agreement which reduced the number of warrants issued per home passed in exchange for a reduction in the revenue share per end user and a more beneficial cost sharing arrangement for the Company in certain specified cable systems. Under the terms of this limited service agreement, Charter will earn only 1 warrant per every three homes passed if it commits systems totaling less than 1 million homes passed, and 1 warrant for every 2 homes passed if the systems total 1 million or more homes passed.

         As of September 30, 1999, Charter has earned 77,738 warrants under these agreements. Deferred distribution agreement costs of $96,000 and $780,000 were recorded in conjunction with these warrants for the three-month and nine-month periods ended September 30, 1999. Amortization of distribution agreement costs of $47,200 and $117,000 was recognized in the statement of operations for the same periods, respectively. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Charter earn the right to purchase additional common shares based on the number of homes passed committed to the Company.

Microsoft Corp.

         Microsoft purchased $10.0 million of the Company's common stock concurrently with the Offering at the offering price net of the underwriting discount. At the time of the Offering, the Company also had a non-binding letter of intent with Microsoft covering a number of potential areas of strategic relationship.

         Pursuant to the non-binding letter of intent and subsequent letter agreement entered into in June 1999, the Company granted Microsoft warrants to purchase 387,500 shares of common stock at an exercise price of $16.25 per share. Under the terms of these agreements, Microsoft has agreed, among other things, to introduce the benefits of the Company's services to Comcast Corp., a multiple system cable operator. The warrants also provide Microsoft the right to purchase one share of common stock for each 10 homes passed over 2,500,000 that are committed by Comcast Corp. to the Company by May 1, 2002.

         The Company recorded charges to earnings of $3.2 million during the nine months ended September 30, 1999 related to the issuance of these warrants based on the fair value of the shares at the time of grant. Additional expense may also be recognized in future periods should Microsoft earn the right to purchase additional common shares based on the number of homes passed committed to the Company by Comcast Corp.

Road Runner Agreement

         In July 1999, the Company entered into an agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services. The agreement establishes general terms and conditions under which Road Runner may, if it wishes, engage the Company as a subcontractor to provide all or some of the Company's network integration services to cable operators who contract with Road Runner to deploy Road Runner-branded Internet content and access services. The agreement also grants ServiceCo LLC a warrant to purchase one share of common stock at a price of $5 per share for each home passed, up to a maximum of 5 million homes, in those systems where ServiceCo LLC engages the Company to serve as a subcontractor of services.


NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         In July 1999, the Company entered into a commitment for a $5.0 million loan facility. This loan facility is unused as of September 30, 1999. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76%, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

         In April 1999, the Company entered into a $3.0 million loan facility of which $2.6 million has been drawn down at September 30, 1999. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76%, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company. These terms are effective on the date of, and applied separately to, each draw down on the total loan facility.

         In May 1999, the Company entered into a $3.0 million capital lease facility, subsequently increased to $20.0 million, with Cisco Systems to provide operating equipment. Financing of approximately $6.3 million had been obtained under this agreement at September 30, 1999. The minimum lease payments for outstanding obligations at September 30, 1999 are $514,000, $2.5 million,

$2.5 million and $1.9 million for the periods ended December 31, 1999, 2000, 2001 and 2002, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under the heading "Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-1 declared effective on June 3, 1999 and form of final prospectus under Rule 424(e) filed on June 7, 1999.

OVERVIEW

         High Speed Access Corp. (hereinafter referred to as the Company, we, us, or our) is a leading provider of high speed Internet access via cable modem to residential and commercial end users in exurban areas. In our full turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access service and for the traditional dial-up services we offer as part of our end user acquisition strategy. We report these revenues net of the percentage split we pay to our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users. Although we also earn revenues from the one-time fees we charge for the installation of the cable modem at the end user's home or business, we frequently waive this fee.

         We also offer to our cable partners a partial turnkey solution. In a partial turnkey solution, we deliver fewer services and incur lower costs than a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners will bill the end user and remit to us our percentage of the revenue or the fixed fee. During the quarter ended September 30, 1999, we initiated partial turnkey services in four cable systems. We anticipate that partial turnkey solutions will become a more significant part of our business mix.

         We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer internet service via cable modems, on a fee for service basis.

         Our revenue from dial up services currently is a significant part of our total revenue. However, we expect this business mix to shift over time as our dial-up end users migrate to high speed Internet access and as end users generally become aware of the benefits of high speed Internet access. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next few years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we will save the cost of purchasing and installing cable modems for end users. In the future we expect to earn revenues from the local content we provide and, subject to our agreement with Vulcan Ventures Incorporated ("Vulcan"), from additional services such as Internet telephony.

     Our expenses consist of the following:

     o Operating costs, which consist primarily of salaries for help desk and network operations center employees; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. In one-way cable systems, where the end user transmits data back to the cable headend via a standard telephone line, we must support the telephone return path from the local telephone company's central office to the cable headend. Accordingly, we incur greater telecommunications costs in a one-way system than we incur in a two-way system. Consequently, the rate at which our cable partners upgrade their systems to two-way capability will affect our operating margins. We expect our operating costs to grow significantly as we roll out services in new systems. Many of our operating costs are relatively fixed in the short term. However, as we add new end users we will be able to spread these costs over a larger revenue base, and, accordingly, decrease our costs per subscriber and improve our operating margins.

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

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED), THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED),
          THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND FOR
     THE PERIOD APRIL 3, 1998 (INCEPTION) TO SEPTEMBER 30, 1998 (UNAUDITED)


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

         Revenues. Net revenue consists primarily of net monthly subscription fees for cable modem based and traditional dial-up Internet services, cable modem rental income, fees for engineering services provided to cable partners and installation fees and other up front fees from end users. Total net revenue for the three months ended September 30, 1999 was $1.1 million, an increase of $1.0 million over net revenues of $101,000 for the three months ended September 30, 1998. Net revenue for the nine months ended September 30, 1999 was $2.0 million, an increase of $1.8 million over net revenue of $0.2 million for the period April 3, 1998 (Inception) through September 30, 1998 ("Inception Period"). For the three months ended September 30, 1999 and 1998, cable modem based subscription fees contributed approximately 41% and 46% of our net revenues, traditional dial up service fees contributed 30% and 32%, cable modem rental fees contributed 19% and 7%, engineering services provided to cable partners contributed 7% and 0%, and installation and other up front fees from end users contributed 3% and 15%, respectively. For the nine months ended September 30, 1999 and the Inception Period, cable modem based subscription fees contributed approximately 41% and 38% of our net revenue, traditional dial-up fees contributed approximately 35% and 41%, cable modem rental fees contributed 17% and 6%, engineering services provided to cable partners contributed 4% and 0%, and installation and other up front fees from end users contributed 3% and 15%, respectively.

Costs and Expenses

         Operating. Operating costs for the three months ended September 30, 1999 were $7.2 million, an increase of $6.5 million over operating costs of $0.7 million for the three months ended September 30, 1998. Operating costs were $13.3 million for the nine months ended September 30, 1999, an increase of $12.4 million over $0.9 million for the Inception Period. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, help desk and field technical support departments, an increase in telecommunications expense from the rollout of our service to new markets and larger subscriber base and depreciation of capital equipment from the expansion of our network and the installation of cable modems for a growing subscriber base.

         Engineering. Engineering expenses for the three months ended September 30, 1999 were $2.6 million, an increase of $1.9 million over engineering expenses of $0.7 million for the three months ended September 30, 1998. Engineering costs were $6.1 million for the nine months ended September 30, 1999, an increase of $5.0 million over $1.1 million for the Inception Period. The increase in engineering expenses resulted from personnel and personnel related costs for additional technical staff to support the installation of cable headend hardware and software in our cable partners' systems, continued network design, system testing, and project management as we evaluated new equipment and possible new product offerings.

         Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1999 were $5.1 million, an increase of $3.7 million over sales and marketing expenses of $1.4 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses were $10.8 million, an increase of $8.7 million over $2.1 million for the Inception Period. The increase in sales and marketing expenses resulted primarily from an increase in personnel and personnel related cost to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force, as well as an increase in direct marketing and advertising expenses.

         General and Administrative. General and administrative expenses were $3.0 million for the three months ended September 30, 1999, an increase of $2.2 million over general and administrative expenses of $0.8 million for the three months ended September 30, 1998. General and administrative expenses for the three months ended September 30, 1999 and 1998 also included amortization of intangible assets of $268,000 and $216,000, respectively. General and administrative expenses were $6.7 million for the nine months ended September 30, 1999, an increase of $5.4 million over general and administrative expenses of $1.3 million for the Inception Period, including amortization of intangible assets of $740,000 and $432,000, respectively, related to the acquisitions mentioned above. Amortization of intangible assets relates primarily to the acquisitions of CATV.net, Inc. and High Speed Access Network, Inc. The increase in general and administrative expenses resulted from additional personnel costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions.

         Non-cash Compensation Expense from Stock Options. Non-cash compensation expense from stock options for the three months and nine months ended September 30, 1999 was $18,000 and $2.7 million, respectively. This expense is principally related to 227,695 options issued under the 1998 Stock Option Plan that vested upon execution of the Initial Public Offering ("the Offering"). There was no expense of this nature during the three months ended September 30, 1998 or the Inception Period. Non-cash compensation expense represents the excess of the fair market value of our common stock over the exercise price of the stock options granted. The remaining amount of deferred compensation expense will be recognized over the vesting period of the options.

         Amortization of Distribution Agreement Costs. Amortization of distribution agreement costs for the three months ended September 30, 1999 was $193,000. There were no expenses of this nature during the three months ended September 30, 1998 or the Inception Period. Amortization of distribution agreement costs for the nine months ended September 30, 1999 was $3.5 million, of which $3.2 million related to the issuance of 387,500 warrants issued under the terms of a non-binding letter of intent and subsequent letter agreement with Microsoft Corp. ("Microsoft"). The remaining amount reflects the amortization of the value of 77,738, 76,095, and 44,911 warrants earned by Charter Communications ("Charter"), Classic Cable Inc. ("Classic") and ETAN Industries Inc. d/b/a Cable Management Associates ("CMA"), respectively, under distribution agreements for commitments of homes passed to us. We may incur additional material non-cash charges related to further issuance of stock warrants to our cable and strategic partners in the future. The Company will recognize an addition to equity for the fair value of any warrants issued, and recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until such warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

         Interest Income. Interest income was $2.8 million for the three months ended September 30, 1999, compared to interest income of $9,000 for the three months ended September 30, 1998. Interest income was $3.7 million for the nine months ended September 30, 1999, compared to interest income of $10,000 for the Inception Period. The primary reason for the increase in interest income relates to interest on the net proceeds of our initial public offering ("Offering"). Interest income represents interest earned on cash, cash equivalents and short term investments.

         Interest Expense. Interest expense was $122,000 for the three months ended September 30, 1999, an increase of $102,000 over interest expense of $20,000 for the three months ended September 30, 1998. Interest expense was $216,000 for the nine months ended September 30, 1999, an increase of $191,000 over interest expense of $25,000 for the Inception Period. Interest expense represents interest payable by the company on long-term debt and capital lease obligations.

         Income Taxes. At September 30, 1999, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $45.7 million, which will expire at various times beginning in 2018. At September 30, 1999, we had a net deferred tax asset of $15.5 million relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax asset depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the three months ended September 30, 1999, 1998, the nine months ended September 30, 1999 or the Inception Period.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had cash and cash equivalents of $62.7 million, and short term investments of $136.4 million, compared with $17.9 million of cash and cash equivalents at December 31, 1998. We had significant negative cash flows from operating activities for the nine months ended September 30, 1999. Cash used in operating activities was $27.6 million for the nine months ended September 30, 1999 caused primarily by a net loss of $37.6 million and an increase in current and non-current assets of $4.2 million, offset by non-cash expenses of $10.3 million and increases in accounts payable, accrued expenses and other current liabilities of $3.9 million.

         Cash used in investing activities was $153.2 million for the nine months ended September 30, 1999, the result of short term investments of $231.7 million, offset by sales and maturities of short term investments of $94.9 million, and capital expenditures of $15.9 million. The principal capital expenditures incurred during this period were for the purchase of headend data network hardware and software, billing and customer care systems, cable modems and central network hardware and software, reflecting our expansion into new markets.

         Cash provided by financing activities for the nine months ended September 30, 1999 was $225.7 million comprised primarily of $179.3 million in net proceeds from the Offering, $18.5 million in proceeds from the concurrent offering to Cisco, Com21 and Microsoft, $25.0 million in net proceeds from the issuance of mandatorily redeemable convertible preferred stock, and $2.6 million in proceeds from long-term debt.

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

     o The mix of services offered by us including whether we provide our services on a full or partial turnkey basis;

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

         We expect to incur approximately $10.0 million of additional capital expenditures funded through a combination of capital lease financing and cash on-hand, for the remainder of 1999 principally related to the installation of headend data network hardware and software, cable modems, central network hardware and software, and a billing and customer care system. Actual capital expenditures will be significantly affected by the rate at which end users subscribe for our cable modem Internet access services, which requires us to purchase a cable modem for each new end user, as well as by the pace of the roll out of our systems, which requires us to purchase headend data network hardware and software.

         Investment Portfolio. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing Money Market accounts with financial institutions and highly liquid investment grade debt securities of corporations and the U.S. Government. We include in cash and cash equivalents all short-term, highly liquid investments that mature within 90 days of their original issue date.

Short term investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Short term investments are principally comprised of investments in highly liquid debt securities of corporations and the U.S. Government. The Company recognizes changes in the fair market value of securities held for short term investment as an equal adjustment to the carrying value and equity. We do not expect any material loss with respect to our investment portfolio. In addition, we do not use derivative financial instruments in our investment portfolio.

         We believe our current cash, cash equivalents and short term investments, together with the proceeds from $8.0 million in loan facilities entered into during 1999, and a $20.0 million capital lease facility entered into during the year, as well as additional loan and lease facilities, will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for the next 15 months, assuming we achieve our business plan. There can be no assurance that we will be able to raise additional capital, should that become necessary, on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If financing is not available at terms acceptable to us, management has the intent and the ability to reduce expenditures so as to delay the need for additional financing.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for our fiscal year ending December 31, 2001. As we do not currently engage or plan to engage in derivatives or hedging transactions there will be no impact on our results of operations, financial position or cash flows upon the adoption of SFAS 133.

YEAR 2000 COMPLIANCE

         We may realize exposure and risk if the systems upon which we are dependent to conduct our operations are not Year 2000 compliant. Should any of our "date dependent" equipment, circuits or software fail as a result, our services could be severely affected. Our potential areas of exposure include information technology, including computers and software that we purchase or licenses from third parties, and non-information technology, such as telephone systems and other equipment that we acquire and use internally. Other potential areas of exposure include the systems of business partners upon whom our services are dependent, including our cable partners and their RF-cable TV plants, and Internet backbone providers and telephone companies.

         We engaged a third party consultant to perform a Year 2000 assessment study. The planning, inventory, business impact analysis, and contingency planning portions of our Year 2000 assessment project are complete.

o We have completed the discreet testing of all our internal PC-based software applications and other local area computer networks, and identified only minor issues that have been remediated by routine software & hardware upgrades. Additionally, we expect to commence the integrated system-wide testing of all our software and hardware applications on November 15, 1999, and expect to complete this testing by November 30, 1999. To the extent this integrated systems-level testing reveals any remaining Year 2000 compliance anomalies, we expect to resolve them primarily through software upgrades or hardware replacement and re-testing of the affected systems by December 31, 1999.

o We continue to seek verification from our cable affiliates that the cable plants over which our service operates are Year 2000 compliant. Our major cable partner, Charter Communications, Inc., has indicated that it expects to complete its Year 2000 testing and remediation efforts by November 5, 1999. Our other cable partners are in various states of Year 2000 readiness and planning, but we believe the risk posed to our services by our cable partners' head end equipment to be slight. To the extent our cable partners are not presently compliant, we are asking them to provide us with a description of their plans to become so. We are also assessing the possible impact on our business and the nature of our electronic interdependencies with those non-Year 2000 compliant cable affiliates, and expect to take appropriate remediation action to the extent possible.

o Our efforts to verify that the business operations of the vendors and suppliers upon which we rely are year 2000 compliant are complete. We have not terminated any vendor relationships because of Year 2000 compliance issues, and to date, all of the vendors and suppliers that we consider vital to our operations have issued letters of Year 2000 compliant status to us.

o We have completed the preparation of specific contingency plans to deal with the worst-case scenario that might occur if the technologies we are dependent upon are not Year 2000 compliant and fail to operate effective. This includes our plan to add extra staffing to our customer service centers and data network operating centers on the evening of December 31, 1999 through the morning of January 1, 2000 to address any Year 2000 issues or failures that may occur.

         Although we believe that we can quickly address any difficulties that may arise, in the event that our Web-hosting servers and network facilities are not Year 2000 compliant, all or portions of our Internet access services, including our web sites, could be unavailable to deliver services to our cable affiliates and customers. Moreover, if our present efforts to address our potential Year 2000 compliance issues are not successful, or if our cable partners, vendors, and other third parties with which we conduct business do not successfully address these issues, our business and financial results could be materially and adversely affected. This in turn could expose us to claims and liabilities of unknown and potentially material proportions.

         We have expended approximately $335,000 through September 30, 1999 on our Year 200 compliance efforts. None of this amount has been capitalized. We estimate that our total cost to develop and implement our Year 2000 compliance assessment plan will not exceed $500,000, which will be funded from cash on hand.


                                  RISK FACTORS

         You should carefully consider the following factors and other information in this Form 10-Q and other filings we make with the Securities and Exchange Commission before trading in our common stock. If any of the following risks actually occur, our business and financial results could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.


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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

         Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $45.7 million from April 3, 1998 (Inception) through September 30, 1999. Our limited operating history and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

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

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN AND MAY CHANGE

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

         The success of our business ultimately will depend upon the acceptance of our services by end users, who in our comprehensive turnkey service will purchase or rent a cable modem from us and pay both monthly service and installation fees. We have launched full operations in only 55 cable systems and we have approximately 9,300 residential cable modem end users. In the quarter ended September 30, 1999, we initiated partial turnkey services in four systems. In our partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. We anticipate that partial turnkey services will become a more significant part of our business mix. If partial turnkey services become a larger portion of our business mix, this will affect our future revenues and profitability per subscriber.

         Although our primary service offering is high bandwidth Internet access, we currently derive a substantial portion of our revenues from standard dial-up Internet access, which we offer as a feeder for our high speed offerings. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Additionally, we cannot predict whether partial turnkey services will become an increasingly important part of our business.

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

     o The rate at which end users subscribe to our services and the rate at which these customers are installed and provisioned for service;

     o    Changes in revenue splits with our cable partners;

     o    Price competition in the Internet and cable industries;

     o The extent to which we provide partial, rather than full turnkey access;

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

WE MAY NOT BE ABLE TO ESTABLISH OR MAINTAIN ACCEPTABLE RELATIONSHIPS WITH CABLE OPERATORS.

         Our success depends, in part, on our ability to gain access to cable customers. We gain that access through our agreements with cable operators. There can be no assurance that we will be able to establish or maintain relationships with cable operators. Even if we are able to establish and maintain those relationships, there can be no assurance that we will be able to do so on terms favorable to us or in the quantities we need to become profitable. In addition, our failure to form partnerships with a large number of cable operators as quickly as possible permits other cable-based broadband service providers to enter into exclusive agreements and effectively exclude us from the systems covered by those agreements. Furthermore, in order to rapidly deploy our services within a market, we typically begin installation of our equipment and related telecommunications circuits prior to the execution of final documentation. If we are unable to finalize our contractual relationship with a cable operator, if the exclusive relationship between us and our cable partners, or between our cable partners and their cable customers, is impaired, or if we do not become affiliated with a sufficient number of cable operators, our business and financial results could be materially and adversely affected.

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

         Our largest cable partner is Charter Communications. Charter is an affiliate of Vulcan, which owns 37.2% of our outstanding common stock as of September 30, 1999. Charter has provided us exclusive access to at least 750,000 homes passed. Charter has equity incentives to provide us additional homes passed, although it is not obligated to do so. If Charter were to commit more homes passed to our services, Charter could ask us to deploy many or possibly even all of those homes passed on a partial turnkey basis. In a partial turnkey solution, we deliver fewer services and incur lower costs than in full turnkey solutions, but will also earn a smaller percentage of the subscription revenue.

         Under our network service agreement, Charter can also terminate our exclusivity rights, on a system-by-system basis, if we fail to meet performance benchmarks or otherwise breach our agreement, including our commitment to provide content designated by Vulcan. Moreover, Charter can terminate our agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays us a termination fee based on the net present value of the revenues we otherwise would earn for the remaining term of the agreement from those end users subscribing to our services as of the date of termination. There can be no assurances we will meet the benchmarks related to our customer penetration rates or that Charter will not decide to terminate our agreement for any other reason. If Charter were to terminate this agreement, in whole or for any material system, our business and financial results would be materially and adversely affected.

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

OUR AGREEMENT WITH ROAD RUNNER MAY NOT BENEFIT US.

         Under our agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services, we will provide our services as a Road Runner subcontractor to cable operators that we and Road Runner jointly designate to receive our services. We can offer no assurances that Road Runner will agree to designate any cable operator systems to receive our services, and thus our agreement with Road Runner may be of no material benefit to us. In addition, we may not be able to meet the system deployment schedule proposed by Road Runner. Moreover, while we expect that only a portion of the homes under the agreement will be deployed on a partial turnkey basis, Road Runner could ask us to deploy more partial turnkey homes than we anticipate. In a partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution, but will also earn a smaller percentage of the subscription revenue. Since the agreement provides that Road Runner will earn one warrant per home passed in cable systems designated to receive service regardless of whether we deploy a partial or full turnkey solution, our stockholders could suffer dilution in exchange for potentially less profitable homes.

INVESTORS MAY SUFFER SUBSTANTIAL DILUTION FROM OTHER TRANSACTIONS.

         As an inducement to cause Charter to commit additional systems to us, we have granted Charter warrants to purchase up to 7,750,000 shares of our common stock at an exercise price of $3.23 per share. These warrants become exercisable at the rate of 1.55 shares for each home passed committed to us by Charter in excess of 750,000. To the extent that Charter becomes eligible to exercise all or a significant portion of these warrants, our stockholders will experience substantial dilution. In addition, we have granted Microsoft a warrant to purchase 387,500 shares of our common stock at an exercise price of $16.25, with additional warrants issuable for homes passed above 2,500,000 homes passed committed to us by Comcast. Our agreement with ServiceCo LLC provides for granting of warrants to purchase one share of our common stock at a price of $5 per share up to a maximum of 5 million shares. We have issued and may in the future issue additional stock or warrants to purchase our common stock in connection with our efforts to expand the distribution of our services. Stockholders could face additional dilution from these possible future transactions.

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

         We also compete with traditional Internet service providers and other competing broadband technologies including ISDNs, DSLs, wireless and satellite data services. Moreover, our competitors include long distance inter-exchange carriers, regional Bell operating companies and other local exchange carriers. Many of these carriers are offering diversified packages of telecommunications services, including Internet access, and could bundle these services together, putting us at a competitive disadvantage. Widespread commercial acceptance of any of these competing technologies or competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

OUR ABILITY TO INCREASE THE CAPACITY AND MAINTAIN THE SPEED OF OUR NETWORK IS UNPROVEN.

         We may not be able to increase the transmission capacity of our network to meet expected end user levels while maintaining superior performance. While peak downstream data transmission speeds across the cable infrastructure approach 10 Mbps in each 6 megahertz (Mhz) channel, actual downstream data transmission speeds are likely to be significantly slower, depending on a variety of factors, including bandwidth capacity constraints between the cable headend and the Internet backbone, the type and location of content, Internet traffic, the number of active end users on a given cable network node, the number of 6 Mhz channels allocated to us by our cable partner, the capabilities of the cable modems used and the service quality of the cable operators' facilities. The actual data delivery speed that an end user realizes also will depend on the end user's hardware, operating system and software configurations. There can be no assurance that we will be able to achieve or maintain a speed of data transmission sufficiently high to enable us to attract and retain our planned number of end users, especially as the number of the end users grows. Because end users will share the available capacity on a cable network node, we may underestimate the capacity we need to provide in order to maintain peak transmission speeds. A perceived or actual failure to achieve or maintain sufficiently high speed data transmission could significantly reduce end user demand for our services or increase costs associated with customer complaints and have a material adverse effect on our business and financial results.

OUR NETWORK MAY BE VULNERABLE TO SECURITY RISKS.

         Despite our implementation of industry-standard security measures, the cable networks over which we operate may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet and online service providers in the past have experienced, and in the future may experience, interruptions in service as a result of the accidental or intentional actions of Internet users. Because the cable infrastructure is a shared medium, it is inherently more vulnerable to security risks than dedicated telephony technologies such as digital subscriber lines. Moreover, we have no control over the security measures that our cable partners and end users adopt. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems maintained by us and our end users. These events may result in liability to us or harm to our end users. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our end users, which could have a material adverse effect on our business and financial results. In addition, the threat of these and other security risks may deter potential end users from purchasing our services, which could have a material adverse effect on our business and financial results.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

         The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from $8.0 million loan facilities entered into during 1999, and a $20.0 million capital lease financing facility entered into during 1999, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for the next 15 months, assuming we achieve our business plan. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Charter can require any lender with liens on our equipment placed in Charter head ends to deliver to Charter a non-disturbance agreement as a condition to such financings. We can offer no assurance that we will be able to obtain secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter. If adequate funds are not available on acceptable terms, we may be forced to curtail or cease our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and we may need to delay the deployment of our services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE FACE RISKS FROM POTENTIAL YEAR 2000 PROBLEMS.

         We engaged a third-party consultant to complete a Year 2000 assessment study. The third-party consultant identified only minor issues that have been remediated by routine upgrades, patches and replacements. We are continuing to seek verification from our cable partners that they are Year 2000 compliant. To the extent that our cable affiliates fail to provide certification that they are Year 2000 compliant by November 1999, we will reassess the possible impact on our business and the nature of our interdependencies at that time, and take appropriate remediation action to the extent possible. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. In addition, a significant Year 2000 problem concerning our high speed access services could cause our users to consider seeking alternate providers of Internet access. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could have a material adverse effect on our business, results of operation and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" for information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION.

         The part of our business that involves installing and maintaining the equipment used by cable systems to transmit high-speed data in a computer-accessible format is not regulated, but cable businesses are. Changes in cable regulations, as they relate to our service, could negatively affect our business in several ways. First, cable operators usually classify our service as a "cable service." If our service is not considered a cable service, some cable franchising authorities, in most cases usually cities or counties, might claim that our cable partners need a separate franchise to offer it. This franchise may not be obtainable on reasonable terms, or at all. In the alternative, even if the service is treated as cable service, local franchising authorities may seek to impose "non-discrimination" or "open access" obligations on our cable partners as a condition of franchise transfer or renewal. Also, even if our service is not considered a cable service, it might be treated as a "telecommunications service," which could subject our cable partners, and possibly us, to federal and state regulation as "telecommunications carriers." This could negatively affect our business in various ways. For example, if we or our cable partners were either classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, we or they could potentially be subject to government-regulated terms, conditions and prices for Internet connection services, as well as become obligated to make contributions to the universal service support fund. Subject to our agreement with Charter, we may also provide Internet telephony services over cable plant, and this service may be regulated in the future as a common carrier telecommunications service. Moreover, we or our cable partners might then have to get a "telecommunications franchise" from some localities, which might not be available on reasonable terms, or at all. In addition, our contracts with our cable partners make us the exclusive supplier of high-speed data on the cable systems where our service is offered. Firms such as America Online and large telephone companies are seeking to have regulators ban such exclusive arrangements. If such arrangements are banned, we could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Finally, any future regulatory decisions that make DSL technology services easier for competing telephone companies to deploy over normal telephone lines, and less expensive for customers to buy, could negatively affect our business.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED EMPLOYEES WE NEED TO EXECUTE OUR GROWTH PLAN.

         Our future success depends on the continued service of our key personnel, especially our President, Chief Operating Officer, Chief Strategy Officer and Chief Technology Officer. We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

                      RISK RELATED TO TRADING IN OUR STOCK

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

In particular, Vulcan is affiliated with Charter, currently our largest cable partner. Additionally, Vulcan has the exclusive right to provide or designate the first page our end users see when they log on to our service and, if it provides that first page, will be entitled to all of the related revenues. Moreover, Vulcan can prohibit us from providing content that competes with content it chooses to provide, and can prohibit us from providing telephony service if it chooses to provide those services.

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

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities and Use of Proceeds.

a. From July 1, 1999 through September 30, 1999, we issued an aggregate of 30,689 shares to employees upon the exercise of options to purchase our common stock with exercise prices ranging from $0.65 to $3.23, all of which were paid in cash. The issuances of these securities were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

         In August, 1999, we issued an aggregate of 20,150 shares of common stock to Mr. Marvin Anglin upon exercise of a warrant with an exercise price of $13.00 per share, which was paid in cash. The warrant was originally issued in connection with the Company's acquisition of Atlanta Online, Inc. in March, 1999. The issuance of such securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of such Act as a transaction by an issuer not involving any public offering. The sale was made without general solicitation or advertising and the purchaser had access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.

b. On June 4, 1999, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"). The registration statement relating to this Offering (File No. 333-74667) was declared effective on June 3, 1999.

         During the three months ended September 30, 1999, we did not incur any additional expenses with respect to the Offering.

         The proceeds are invested in short-term investments consisting mostly of debt instruments of the U.S. government, its agencies, and of high quality corporate issuers as of September 30, 1999.

Item 3 - Defaults upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  See attached exhibit index.

         (b)      Reports on Form 8-K

                  No such reports were filed during the quarter ended September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH SPEED ACCESS CORP.

Date                                        By
      ------------------                        --------------------------------
                                            Title    President

Date                                        By
      ------------------                        --------------------------------
                                            Title    Chief Financial Officer

                                  Exhibit Index


Exhibit
Number   Exhibit Title
-------  -------------
10.1     Securities Purchase Warrant dated June 3, 1999 between Classic Cable, Inc. and High Speed
         Access Corp.

10.2     Securities Purchase Warrant dated June 4, 1999 between ETAN Industries, Inc. and High
         Speed Access Corp.

10.3     Cherry Creek Plaza Office Building Lease dated May 18, 1999 between Plaza II, Ltd. and
         High Speed Access Corp.

10.4     Deed of Lease dated August 20, 1999 between Realty Associates Fund III, LP and High Speed
         Access Corp.

10.5     Sublease dated August 20, 1999 between R Squared Distributing of Colorado and High Speed
         Access Corp.

27.      Financial Data Schedule
