Form 10-K405
period 1999-12-31
HIGH SPEED ACCESS CORP
filed 2000-03-30
CIK 1075244

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMMISSION FILE NUMBER 000-26153

                             HIGH SPEED ACCESS CORP.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                          7370                                  61-1324009
 (State or Other Jurisdiction of                  (Primary Standard Industrial                   (I.R.S. Employer
 Incorporation or Organization)                    Classification Code Number)                Identification Number)

                          4100 EAST MISSISSIPPI AVENUE
                             DENVER, COLORADO 80246
                                 (303) 256-2000

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)
                                 ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                                                                                              As of March 20, 2000
Aggregate market value of the voting stock held by  non-affiliates  of the
registrant based on the closing bid price of such stock:                                          $482,092,439
Number of shares of Common Stock outstanding:                                                       54,390,317


                       DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 31, 2000 ARE INCORPORATED BY REFERENCE INTO PART III
                       (ITEMS 10, 11, 12, AND 13) HEREOF.


===============================================================================

                                TABLE OF CONTENTS

                                                                                   Page
 PART I
 ITEM 1.       Business                                                             3
 ITEM 2.       Properties                                                          11
 ITEM 3.       Legal Proceedings                                                   12
 ITEM 4.       Submission of Matters to a Vote of Security Holders                 12

 PART II
 ITEM 5.       Market for Registrant's Common Equity and Related Shareholder
               Matters                                                             13
 ITEM 6.       Selected Financial Data                                             13
 ITEM 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                               14
 ITEM 7A.      Qualitative and Quantitative Disclosures About Market Risk          19
 ITEM 8.       Financial Statements and Supplementary Data                         30
 ITEM 9.       Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure                                                48

 PART III
 ITEM 10.      Directors and Executive Officers of the Registrant                  49
 ITEM 11.      Executive Compensation                                              49
 ITEM 12.      Security Ownership of Certain Beneficial Owners and Management      49
 ITEM 13.      Certain Relationships and Related Transactions                      49

 PART IV
 ITEM 14.      Exhibits, Financial Statement, Financial Statement Schedule, and
               Reports on Form 8-K                                                 50

 SIGNATURES                                                                        52

                                     PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled "Risk Factors ", which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. BUSINESS

Overview

     High Speed Access Corp. (hereinafter referred to as the Company, we, us, or our) is a leading provider of high speed Internet access via cable modem. We primarily focus on residential and commercial end users in exurban areas, although we have recently begun to provide Internet access in some urban markets. We provide comprehensive turnkey service to the cable operators in exurban markets that seek to outsource the services required to provide Internet access and other services. We also provide our services on an unbundled or "partial turnkey" basis for cable operators not requiring the full range of our services. We typically enter into long term exclusive contracts with cable operators to provide them with our service. In our full turnkey solution we generally bill the end user directly and pay our cable partners a portion of the monthly fees we receive. If the cable partner bills the customer, as is often the case with our partial turnkey customers, we receive a fixed fee or a share of the revenue from the cable partner.

     We have exclusive agreements to provide our services to 37 cable operators, covering 153 systems and approximately 1,529,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. We also have non-binding letters of intent with another 9 operators representing an additional 22 systems and approximately 444,000 homes passed. Under these letters of intent we have the exclusive right to negotiate with these operators for a limited period of time to provide our services. We have deployed our services in 107 systems covering approximately 1,900,000 homes passed and have approximately 16,100 high speed residential end users.

     Vulcan Ventures, Incorporated, ("Vulcan") an affiliate of Microsoft co-founder Paul Allen, beneficially owns 37.1% of our common stock. Paul Allen also owns a controlling interest in Charter Communications, Inc. ("Charter"). As of December 31, 1999 we had deployed our full turnkey services in cable systems owned by Charter with approximately 765,000 homes passed.

THE HSA SOLUTION

     We believe our full turnkey service is uniquely responsive to the needs of cable operators and end users in the exurban market. We also provide our services on a partial turnkey basis for those cable operators not requiring the full range of our services. To be successful, we must provide an attractive service to both our cable partners and our end users.

  CABLE OPERATOR

     Our management team has extensive experience in all aspects of the cable business, including sales and marketing, engineering, operations and product development. We believe this experience provides a unique perspective that has allowed us to tailor our solution to meet the needs of cable operators.

     Solutions Requiring Minimal Effort by the Cable Operator. With our full turnkey solution we are responsible for all aspects of our Internet access system. With our full turnkey solution, our local cable partners' only responsibilities are to provide space in the headend for our equipment, allow us to access the necessary bandwidth to provide our services and maintain the integrity and performance of the cable plant. Specifically, in the full turnkey model we provide:

o   Detailed roll-out plan and network design;

o Purchase and installation of the telecommunications and data network hardware and software necessary to offer our services;

o   System testing and project management;

o Arrangements for the installation of a cable modem at the end user's home or business;

o   Connection to, and maintenance of, our Internet backbone system;

o   On-going local and corporate-level sales and marketing efforts;

o   24-hours-a-day, seven-days-a-week help desk assistance for end users;

o 24-hours-a-day, seven-days-a-week monitoring of our network and our cable partner's cable plant; and

o Direct customer billing.

We also offer the foregoing services on a partial turnkey basis for cable operators not requiring the full range of our services.

     Rapid Implementation of High Speed Access In Either Upgraded or Non-Upgraded Systems. We believe we provide a comprehensive and expedient means for a cable operator to implement high speed access services. Implementation generally begins immediately after we sign a letter of intent for network services. Based on our extensive experience in the cable systems we have installed to date and our standardized implementation and engineering process, we target implementation of our full turnkey solution within 120 days after the cable operator authorizes us to deploy our services.

     Source of Additional Revenues With Minimal Associated Operating or Capital Cost. In addition to sharing monthly fees with the cable operator, we offer cable operators incremental revenue opportunities from local content provided through our services. We also provide non-cable services such as residential Internet access through dial-up and other feeder technologies, as well as commercial Internet access, the revenues from which we also share with our cable partners. As with our cable-based access services, we bear the capital and operating costs associated with providing these services. In addition, we also expect to provide our cable partners with revenue streams from future broadband services, such as Internet telephony services. For example, in collaboration with Charter, we recently began to offer local voice over cable service to Charter's customers in test markets.

     Dedicated On Site and National End User Marketing Provided by Us. Our management team has experience in marketing high speed Internet access and with our full turnkey solution we assume primary responsibility for selling our services to end users. Our dedicated national marketing effort includes the development of sales and marketing materials, database market analytics, direct mail and centralized telemarketing. Additionally, we typically maintain sales staff in our service area to focus on commercial sales and to coordinate with corporate-level residential sales and marketing programs.

     Additional Benefits to the Cable Operators. We provide cable operators 24-hours-a-day, seven-days-a-week network monitoring. We continuously troubleshoot and monitor for problems over the cable infrastructure that could cause an interruption of cable service or Internet access. Our product enables the local cable operator to provide, generally under its own name, high speed Internet access services and local content and community information equal to or exceeding similar services offered in many major metropolitan areas. We believe our services will increase cable penetration and enhance the operator's reputation in the community, which may make it easier for the operator to obtain renewal of its cable franchise.

  END USERS

     Residential

     We believe our services are attractive to residential end users for the following reasons:

     High Speed Access. We offer the end user Internet access at transmission speeds up to 10 Mbps compared to standard 56 Kbps dial-up access. Our high speed access allows end users to more efficiently use bandwidth-intensive multimedia applications such as interactive games, high-quality audio and distance learning and online commerce applications such as retailing, financial services and online software distribution.

     User-Friendly, Always-on Internet Access. In a two-way cable system, we provide the end user with Internet access that is always on, eliminating the inconvenience associated with timing out of telephone modem connections, and generally avoiding the need for dial-up procedures. Additionally, unlike standard dial-up access, the high bandwidth nature of cable allows our end users to maintain full use of their telephone while online.

     Superior Price/Performance. Cable-based Internet access is a competitively priced alternative to other high speed technologies such as ISDN, DSL, wireless and satellite. In two-way cable systems, the cost of our service to the end user is approximately the cost of standard dial-up Internet access plus the cost of an additional phone line. In addition, cable based Internet access is capable of significantly faster speeds than competing technologies, and is well suited for the exurban market where ISDN and DSL service offerings are limited.

     Local Content and Online Communities. We aggregate and provide local content online. We believe local content will be popular in communities where local news and information may not be available online or from a single source. We focus on local news, sports, weather, education, government and community events that may not be available online or from a single source. We intend to create local online communities using customized home pages, community chat rooms and local e-commerce sites.

     Commercial

     Our services provide the commercial end user in exurban markets with the most cost effective solution available for high speed Internet access as a result of our scalable bandwidth and the capabilities of the cable plant. Our target commercial market includes businesses, local governments, hospitals, hotels, universities and colleges, churches and multiple dwelling units. The benefits for commercial end users include:

     Reliable, Low-cost Internet Access. Our technology provides high quality, reliable Internet access suitable for commercial end users often at a significant savings to telephone-based Internet access options. In some of our markets, for example, the only other broadband alternative for businesses is the installation of expensive circuitry by the local telephone company.

     Scalable Bandwidth. We have the ability to offer varying bandwidths to a commercial end user, depending on its needs. We currently offer bandwidths of up to 10 Mbps for our commercial customers. We plan to provide greater bandwidth offerings over time, based on demand.

     Value Added Business Services. Our high bandwidth capability allows us to offer commercial end users value added services such as virtual private networks. Virtual private networks allow a business to extend its corporate network to remote employees and external organizations. Services such as virtual private networks allow hospitals, universities and small businesses to have the benefits of a dedicated wide-area network, including high speed and security, at a fraction of the cost of a traditional network. We also offer commercial Internet services, such as e-mail, news groups and web hosting. In the future, our commercial services may include Internet telephony, which is a means of using the Internet to connect a company's local telephone network to remote users, such as telecommuters. In collaboration with Charter, we recently began offering local voice over cable service to Charter's customers in some test markets.

     Alternative Technologies. In markets where we offer our cable-based services and a commercial end user does not have direct access to the cable infrastructure, we are capable of using alternative technologies such as wireless or DSL connections to link a business to the cable headend. We intend to deploy these alternative technologies in partnership with our cable partners in markets where we have an exclusive agreement with our cable partners. We recently began offering DSL service on a trial basis under a reseller agreement with NorthPoint Communications. We plan to initially market NorthPoint DSL as an additional broadband option to small and mid-sized businesses not passed by the cable plant.

STRATEGY

     Our objective is to be the leading provider of high speed Internet access and related services in exurban markets. Our strategy has the following key elements:

     Focus on the Exurban Market. Exurban markets include small cities and towns, as well as suburban communities with fewer than 100,000 homes passed.

     Although the exurban market is our primary focus, from time to time we have deployed our services in larger markets, and we will continue to pursue such opportunities in markets where we believe it is economically attractive to do so.

     Rapidly Expand Our Base of Cable Partners. We have a dedicated team of experienced cable industry professionals who are actively marketing to the 100 largest multiple cable system operators, as well as to other independent cable operators. A large multiple system operator may operate cable systems in both urban and exurban markets.

     Offer an Outstanding Value Proposition to the Cable Operators and Create Long Term Partnerships. We have designed our services to offer substantial value to cable operators. We believe that our full turnkey service is particularly well suited to exurban markets. Through our full complement of services, superior marketing and capital investments we seek to create long-term partnerships with our cable partners. Once a cable operator implements services under an exclusive arrangement in a specific cable system, we believe a significant barrier to entry is created in that system.

     Provide a Range of Products and Services to Residential and Commercial End Users. We strive to deliver a range of products and services to our end users. We provide our services over one-way systems, two-way systems and systems in the process of being upgraded. As a "feeder" in those markets where we offer high speed Internet access, we also offer standard 56 Kbps dial-up access and in the future may offer other entry level Internet access technologies, such as broadband access through television, like Web TV(R), and network computers. Our feeder strategy provides consumers new to the Internet, or unfamiliar with the benefits of high speed access, the option of initiating the most basic level of Internet access, and upgrading their level of service over time. For commercial end users we provide high speed Internet access with bandwidth alternatives ranging from 500 Kbps to 10 Mbps. We also offer virtual private network services to commercial end users, as well as commercial Internet service provider facilities, such as e-mail and web hosting. In collaboration with Charter, we recently began offering local voice over cable service to Charter's customers in some test markets.

     Increase End User Penetration through Dedicated Marketing and Local Content. We use traditional marketing techniques such as print, radio, television and cable system mailers. More importantly, we employ sophisticated database marketing and telemarketing techniques and employ sales personnel in the field. We believe our local presence and our local community programming and content, together with our plans to provide online local content and online local communities will both attract and retain end users.

     Leverage Economies of Scale Inherent in Our Business. As we increase our installed base of systems, we expect to realize economies of scale at both the local and national level, the benefits of which we will be able to share with our cable partners. We actively seek to create a cluster of systems in a geographic region, allowing us to economically serve a number of smaller cable systems. Nationally, we can spread the costs of centralized services such as the network operations center, customer service and help desk over a larger end user base, obtain better volume pricing discounts for equipment, and lower our telecommunications cost as the level of traffic increases. As we install more systems, we gain valuable cumulative experience, which allows us to increase the rate of penetration, increase the speed and reliability of our system installations and reduce costs.

     Selectively Explore International Expansion and Domestic Acquisition Opportunities. Although international expansion is not our primary focus, we are selectively evaluating potential international expansion opportunities as they become available to capitalize on the growing worldwide demand for high speed Internet access. If we expand internationally, we intend to do so only if we can work with a qualified local partner. In addition, primarily as a customer acquisition feeder strategy, we will selectively evaluate potential acquisitions of local Internet service providers in a current cable market to help further expand our base of potential high speed access end users.

     Increase Customer Satisfaction through Outstanding Customer Care and Technical Support. We believe that providing outstanding customer service is crucial to our long term success. We operate a toll free help desk 24-hours-a-day, 7-days-a-week to provide customer service. The help desk assists end users with high speed modem questions and problems, as well as basic computer and software configuration questions and billing inquiries. We also operate and staff a 24-hours-a-day 7-days-a-week customer service center in our Network Operations Center to handle problems referred by the help desk. We plan to deploy regional technical and operating staff to assist our end users and cable partners. Computerized trouble tickets are opened on all customer service issues, which we track to assure resolution of all customer service calls received. We also rent cable modems to our customers and arrange for their installation. We typically prepare and mail the bill for our services, which we send to the end user under our cable partner's name and logo. Where we have billing responsibilities we manage cash and credit card payments and remit a portion of the amount collected to our cable partners, along with a detailed accounting. We are installing a new billing system to further enhance our services.

PRODUCTS AND SERVICES

     We offer the following products and services:

     Residential High Speed Internet Access. We offer our basic high speed Internet service to residential end users for a monthly fee of typically less than $40, which approximates the monthly fee for standard dial-up Internet access plus the cost of a second phone line. Monthly service includes unlimited access time, multiple e-mail accounts and Web browser software. We also provide 10 hours of standard dial-up Internet access per month to the end user who wishes to access the Internet while away from home. In addition, we typically rent cable modems to the residential end user for an additional $9.95 per month. Almost all of our full turnkey high speed access end users currently rent a cable modem from us. Our high speed access services are available to end users in two-way cable systems, one-way systems or migrating systems. A two-way cable system provides always-on access and does not require the use of a phone line to transmit data from the home to the Internet. In pricing our services, we do not differentiate between end users in one-way and two-way systems, although we incur higher costs in a one-way system because we must support the telephone return component. As a cable operator upgrades its system to two-way service, we incur only a minimal one-time cost because we can reprogram our software remotely. Once a system is upgraded, our telecommunications costs for that system typically decrease.

     Residential Entry Level Internet Access. As a feeder for our high speed Internet access service, in markets where we provide our cable-based access service, we also offer standard 56 Kbps dial-up access, and may in the future offer other entry level Internet access technologies such as broadband access through television, like Web TV(R) and network computers. Our dial-up alternative represents a customer acquisition strategy that provides consumers new to the Internet, or unfamiliar with the benefits of broadband access, the option of initiating the most basic level of Internet access, and upgrading their level of service over time. We expect that over time end users will upgrade their level of service as they experience the slow transmission speeds associated with standard dial-up access, as their needs increase, or as additional bandwidth-intensive multimedia applications emerge. Monthly fees for feeder services, which we share with our cable partners, are priced competitively with other "narrowband" Internet service providers and provide us an incremental source of revenue.

     Commercial High Speed Internet Access. We provide high speed Internet access to commercial end users for a monthly fee that varies based on the level of service. Our commercial end users may choose bandwidth alternatives ranging from 500 Kbps to 10 Mbps. We have the ability to track the end user's usage to determine when a bandwidth upgrade may be appropriate. We currently offer e-mail, web hosting, news groups, telecommuting packages and virtual private network services to commercial customers. In markets where we offer our cable-based services, if a business does not have direct access to the cable infrastructure, we are capable of using alternative technologies, such as wireless or DSL connections, to link commercial end users to the cable headend. We recently began offering DSL service on a trial basis under a reseller agreement with NorthPoint Communications. We plan to initially market NorthPoint DSL as our additional broadband option for our cable partners to access small and mid-sized businesses not passed by the cable plant.

     Local Content. We provide local content targeting the interests of local communities, including civic, commercial and school related issues, and information on local services, including shops, restaurants and events currently not focused on by national, regional or city-wide content aggregation services. We believe local content will be popular in communities where local news and information may not be available online or from a single source. Accordingly, we use local content as a means of attracting and retaining additional end users and differentiating our service. We are seeking to enter into agreements with content providers, local advertisers and local e-commerce merchants under which we will receive a share of revenue from purchases of goods and services by our customers. Our ability to provide and earn revenues from content is subject to our agreements with Vulcan. See "Risk Factors".

     Future Services. Our high speed access services may allow end users to take advantage of numerous other applications and services in the future. Additional future residential services could include Internet telephony services, various multimedia applications (such as video conferencing, high-quality audio and distance learning), home alarm, child care and utility monitoring, e-commerce applications (such as retailing, financial services and online software distribution), set-top boxes and interactive video games. Among our planned commercial services are Internet telephony, which we currently offer on a test basis, video conferencing and gateway telephony. Additionally, our high bandwidth capability may allow us to offer other business services when new technologies emerge. Prices for these additional services will depend upon market conditions and we will negotiate future revenue sharing arrangements with our cable partners. Our ability to provide and earn revenues from telephony services is subject to our agreements with Vulcan. See "Risk Factors".

CABLE PARTNERS

     Our predecessor companies began offering cable-based Internet services in late 1997 in Maysville, Kentucky and St. Mary's County, Maryland. We have deployed our services in cable systems with approximately 1,900,000 homes passed. We have exclusive agreements to provide our services to 37 cable operator, covering 153 systems and approximately 1,529,000 homes passed. Most of our network services agreements provide for a five-year exclusive term from the date we commence full operation within the cable system. We also have non-binding letters of intent with 9 operators representing an additional 22 systems and 444,000 homes passed. Many of these letters of intent have expired, but negotiations for definitive agreements have continued.

     We have approximately 16,100 high speed residential cable modem end users and approximately 6,650 dial-up end users. Approximately 11,240 or 70% of our high speed cable modem end users and approximately 2,850 or 43% of our dial-up end users are from cable systems affiliated with Charter.

END USER SALES AND MARKETING

     After entering into a full turnkey network services agreement with a cable operator, we begin efforts to raise customer awareness and interest in our services. Our promotional efforts typically include direct mail of standardized marketing materials, local television and radio advertising, and a public relations and media campaign. Our cable partners often participate in our promotional efforts. For example, a cable operator may provide air time for our advertisements or include our marketing materials in its customer bills. Our selling efforts for residential end users focus largely on inbound and outbound telemarketing. Telemarketing may either be conducted in-house or outsourced. We also focus on local events, such as public on-site demonstrations in shopping malls and computer stores, as well as demonstrations for educational and civic organizations. We design some of our programs to create "word of mouth" interest in our services. For example, we provide free broadband access to elementary and secondary schools in our service areas. We also generally contract the installation of cable modems at the end user site to local computer stores, which we believe also increases community awareness of our services. We conduct our promotional efforts either at the corporate level or through a local manager and sales staff maintained in geographic areas in which we operate.

     In contrast to our residential sales philosophy, we believe commercial selling is established through personal relationships with the potential commercial account, together with personal demonstrations of our services. Commercial selling is conducted largely through our local manager and sales staff. Moreover, after the installation and initial promotion of our services are complete, commercial sales becomes the primary ongoing responsibility of our local manager and sales staff.

NETWORK OPERATIONS

     Our network strategy is to provide a flexible, scalable design that allows us to optimize performance to the end user while allowing us to achieve operating cost efficiencies. We provide high speed access by first connecting our end users through our cable headend to the cable or telephone infrastructure. We then connect through high speed data lines provided by local exchange carriers to backbone facilities provided by UUNet and others, which connect our systems to the Internet.

     Key elements of our network architecture include:

     Network Operations Center. Our network operations center staff monitors our entire data network 24 hours-a-day 7-days-a-week, from the cable modem in a home or business, all the way through our backbone connection to the Internet. Continuous surveillance of our data network assists in fault identification and correction as well as capacity management and optimization. We continuously troubleshoot and monitor for problems over the cable infrastructure that could cause an interruption of cable service or Internet access. Our primary network operations center is located in Louisville, Kentucky, in a secure building with redundant Internet access equipment and backup power supplies. Located in the network operations center is our data center, which contains servers that provide critical customer services such as our e-mail, news groups and web hosting servers. We monitor these redundant servers continuously. We plan to construct regional data centers as our end user count and geographical clustering increases. In some cases we also host web pages and e-mail at the headend in order to enhance network performance.

     Backbone and Internet Connections. We have a network architecture that takes advantage of the existing high speed data backbone operated by UUNet and other well established Internet access providers. Management believes that it is more advantageous at this time to provision data backbone services from well established national suppliers than to lease and manage a new private network. We typically lease telecommunications links between the cable headends and our backbone connection from the regional Bell operating companies. We plan to periodically use point-to-point wireless or satellite technology to provide temporary connections from the cable headend to the backbone during the implementation of our service. In the future, we may also operate regional points of presence in order to increase network reliability, broaden our service offerings and achieve cost efficiencies. As a result, we may incur termination fees related to cancellation of existing circuits contracts.

     Cable Headends. We install servers, routers, switches and other network devices in each cable headend. This equipment is capable of operating even if connections with the data center or network operations center are lost. Our major suppliers of cable headend equipment include Cisco, Sun Microsystems, Com21, Lucent and Terayon. Using these widely available network devices, we provide the necessary system integration required to install our service at the cable headend.

     To improve the speed of the local network and to balance demands on the backbone facilities, we utilize caching technologies in the cable headend and in our data center. We also plan to utilize satellite technology to supplement our caching efforts. Caching allows us to store popular web content enabling an end user to access this content more quickly. By using caching technology to move content closer to the end user, we are able to control our telecommunications costs and increase the speed of delivery because we refresh this content periodically, rather than each time an end user seeks access to the content.

     Cable Modems and Television Set-Top Boxes. We currently provide a custom installation CD that allows a cable modem user to install a web browser along with a selection of popular utility programs. We currently use cable modems manufactured by General Instruments, Com21 and Terayon, which we either sell or rent to the end user. The North American cable industry has adopted a set of interface specifications, known as "DOCSIS," for hardware and software to support cable-based data delivery using cable modems. We expect that DOCSIS specifications will facilitate the retail availability of lower cost cable modems, which has three effects. First, it will save us the cost of purchasing and installing cable modems for end users. Second, we expect that increased availability of lower cost cable modems will result in increased demand for our services. Third, we would also expect a loss of revenue from cable modem rentals. We also expect computer manufacturers to begin integrating DOCSIS cable modems into their products. We began deploying DOCSIS compliant modems and modem controllers in the third quarter of 1999 and we expect future system deployments to be DOCSIS compliant. In some cases we may replace existing equipment with DOCSIS compliant equipment. In the future, residential end users also may be able to connect to the Internet via an integrated television set-top box.

COMPETITION

     We face competition primarily for partnerships with cable operators from other cable modem-based providers of Internet access services and for end users from providers of other types of data and Internet services.

     We believe the major competitive factors in the market for partnerships with cable operators include breadth of service, speed and ease of deployment, revenue sharing arrangements, cash and equity incentives and operating experience. We believe the major competitive factors in the market to provide high speed Internet access to end users include financial, marketing and sales resources, established customer relationships, price, ease of access and use, transmission speed, reliability of service, quantity and quality of content, network security and customer support. Moreover, due to intense competition, there may be a time-limited market opportunity for our cable-based high speed access. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

     For the reasons discussed below, we may not be able to compete successfully against current or future competitors, and competitive pressures we face could materially and adversely affect our business and financial results.

     Cable-Based Internet Access Market. Our competitors in the cable-based Internet access market are those companies that have developed their own cable-based services and market those services to cable system operators. In particular, @Home, Road Runner, the ISP Channel, Convergence.com and their respective cable partners, are deploying high speed Internet access services over cable networks. @Home, through its @Home Solutions product, has begun to market to systems in the exurban market with at least 20,000 homes passed. We also compete directly with the ISP Channel and Convergence.com in seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Many of our competitors and potential competitors in the market for partnerships with cable operators, in particular @Home and Road Runner, have substantially greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with cable operators, advertisers and content and application providers than we do.

     Other Technologies. Long distance inter-exchange carriers, such as AT&T, Sprint and MCI WorldCom, have deployed large-scale Internet access networks and sell Internet access to business and residential customers. The regional Bell operating companies and other local exchange carriers have also entered this field and are providing price competitive services. Many of these carriers are offering diversified packages of telecommunications services, including Internet access, to residential customers, and could bundle these services together, which could put us at a competitive disadvantage. Many of these competitors are offering, or may soon offer, technologies that will compete with some or all of our high speed data service offerings. Such competing technologies include integrated services digital networks and digital subscriber lines. Many of our competitors and potential competitors, particularly regional Bell operating companies, have substantially greater financial, sales and marketing resources than we have, and also may compete favorably in terms of price, ease of access and use, transmission speed and reliability of service. Other potential competing technologies now being deployed for high speed access include wireless and satellite data services. Widespread commercial acceptance of DSL or other competing technologies could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

     Internet and Online Service Providers. We also compete with traditional Internet service providers, which provide basic Internet access to residential and commercial end users and businesses, generally using the existing telephone network. While not offering the advantages of broadband access, these services are widely available and inexpensive. Indeed, Internet service providers recently have announced free Internet access services. Many online service providers, such as America Online, have the advantage of large customer bases, industry experience, longer operating histories, greater name recognition, established relationships with advertisers and content and application providers, and significant financial, marketing and sales resources. Moreover, America Online recently announced alliances with SBC Communications and Bell Atlantic to offer AOL's services via digital subscriber line connections to be installed by these regional Bell operating companies. The pace at which AOL and its telephone company partners roll out DSL service could limit our ability to attract and retain end users in areas where our service offerings overlap.

GOVERNMENT REGULATION

     Our business has two main parts. First, we will supply information and entertainment to customers over the cable systems of our cable system partners. This information and entertainment will include materials that we obtain from third parties (including Vulcan Ventures and its affiliates) as well as information generally available on the Internet that our customers will reach by means of our service. Second, we will install and maintain the equipment needed to transmit that information to customers over the cable systems of our cable partners in a form that can be understood by customers' personal computers. There are certain risks associated with both aspects of this business.

     With regard to supplying information, we are subject to the same types of risks that apply to all businesses that publish, broadcast or distribute information. These include potential liability for defamation, libel, invasion of privacy and similar claims, as well as potential liability for copyright or trademark infringement and similar claims. In addition, the law relating to the liability of Internet and online service providers for information carried on or disseminated through their networks is unsettled. There are also some specific federal laws regarding the distribution of obscene or indecent content by means of communications facilities (including distribution of such content to minors) under which we are subject to potential liability. These risks are mitigated to some extent by a federal law passed in 1996 that immunizes Internet service providers from legal liability for defamation and similar claims in connection with information that the Internet service provider did not itself create. The law regarding these issues is controversial, and could be changed in ways that would expose us to greater liability. Also, the Digital Millennium Copyright Act, passed in 1998, creates a "safe harbor" from copyright infringement liability for Internet service providers who meet its requirements, which we intend to do. Finally, if we expand our operations to other countries with less extensive legal protections for publishers and speakers, our potential liability for our activities in those countries could be much greater than in the United States.

     The other main aspect of our business -- installing and maintaining the equipment needed to permit cable systems to transmit information in a computer-accessible format -- is not currently regulated by state or federal governments. Even so, the business of our cable partners is subject to regulation by the federal government and by local governments (which issue franchises to cable systems) in accordance with federal law. There are four main ways that these regulations could change that might severally and negatively affect our business.

     First, our service is generally classified by cable operators as a "cable service." This means that our cable partners may offer our service over their cable systems under their present franchise rights. If our service is not a cable service, then some franchising authorities (usually cities or countries) might claim that our cable partners need separate authorization to offer it. This separate authorization may not be obtainable on reasonable terms, or at all. In the alternative, even if the service is treated as cable service, local franchising authorities may seek to impose "non-discrimination" or "open access" obligations on our cable partners as a condition of franchise transfer or renewal.

     Second, if our service is not a "cable service," it could be reclassified as a "telecommunications service." This could subject our cable partners (and possibly us) to regulation as "telecommunications carriers" at the state and federal level. For example, if we or our cable partners were either classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, we or they could potentially be subject to government-regulated terms, conditions and prices for Internet connection services, as well as become obligated to make contributions to the universal service support fund. We may also provide Internet telephony services over cable plant, and this service may be regulated in the future as a common carrier telecommunications service. It is not clear what impact compliance with those regulations would have on our business, but the impact could be severe. Moreover, we or our cable partners might then have to get a "telecommunications franchise" from some localities. This franchise might not be available on reasonable terms, or at all.

     Third, we have exclusive contracts with our cable partners to be the only supplier of high-speed data on the cable systems where our service is offered. A variety of parties, including firms with much greater resources than ours, are trying to have such exclusive arrangements banned. If they are successful, cable systems might have to accommodate several suppliers of high-speed data services and we could face additional competition from such other suppliers. We believe that our exclusive arrangements are very valuable to our business. If such arrangements are banned, the impact on our business could be severe.

     Fourth, regulatory action could create a more favorable environment for our competitors than exists today. For example, it is possible to send high-speed data over many normal telephone lines using DSL. This technology may be used either by the existing telephone company that owns the telephone lines, or by competing telephone companies that have the right to lease those lines. Regulatory decisions that make DSL services easier for competing telephone companies to deploy, and less expensive for customers to buy, would negatively affect our business.

EMPLOYEES

     As of March 20, 2000, we employed 543 people, of whom approximately 41 are part time employees. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with employees to be good.

ITEM 2. PROPERTIES

Our principal executive office is located in Denver, Colorado where we lease approximately 30,000 square feet. We also lease two facilities with approximately 34,000 square feet for customer care and telemarketing operations. We plan to consolidate substantially all of these operations into a single 72,000 square feet facility during the second half of 2000 in Denver. We also lease an approximately 38,000 square feet facility in Louisville, KY for network operations and customer care facilities. During the second half of 2000, we plan to move our Louisville, KY operation to an 80,000 square feet leased facility in Louisville which will provide sufficient space for our planned expansion. We also lease regional offices for technical and sales personnel in Atlanta, GA, Philadelphia, PA, Washington, D.C. and Hunt Valley, MD in addition to local marketing offices in the geographic areas where we offer our services.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                (a) Market for Registrant's Common Equity. Our Common Stock is traded on the National Market System of the Nasdaq Stock Market, Inc. (the "NASDAQ National Market") under the symbol "HSAC." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since June 4, 1999, the date our Common Stock commenced trading.

 Quarter                                           High               Low
 -------                                           ----               ---
 1999 Second Quarter (commencing June 4, 1999)     27 1/2             15
 1999 Third Quarter                                49 3/16            21 1/8
 1999 Fourth Quarter                               28 3/4             16 1/4

As of March 20, 2000, the number of stockholders of record was 286. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     On April 29, 1999, we issued and sold 7,750,000 shares of Series C Convertible Preferred Stock to Vulcan Ventures, Incorporated in a private placement for an aggregate consideration of $25,000,000 in cash. The sale of the Series C Convertible Preferred Stock was made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares of Series C Convertible Preferred Stock converted into shares of our common stock upon the completion of our initial public offering on June 4, 1999.

     From October 1, 1999 through December 5, 1999, we issued an aggregate of 407,145 shares to employees upon the exercise of option to purchase our common stock with exercise prices ranging from $.65 to $13.00, of which substantially all were paid in cash. The issuances of these securities were deemed exempt from registration under the Securities Act of 1933 upon Rule 701 promulgated under the Securities Act.

               (b) On June 4, 1999. we completed our initial public offering of Common Stock. Concurrent with the initial public offering, we sold Common Stock to Cisco Systems, Com21 and Microsoft under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commissions of $13,081,250 were $199,768,750. Through December 31, 1999 the gross proceeds of the offering have been applied as follows:

                Direct or Indirect payment to others for:

                   Underwriting discounts and commissions   $   13,081,250
                   Other offering expenses                  $    1,828,854
                   Working Capital                          $   19,209,896

None of such payments were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in short term, interest bearing investment grade securities.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following selected consolidated financial data is qualified by reference, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The statement of operations data for the year ended December 31, 1999 and the period from April 3, 1998 (Inception) to December 31, 1998 and the balance sheet data at December 31, 1999 and 1998, have been derived from the audited consolidated financial statements appearing elsewhere in this Form 10-K.

     We prepared the unaudited pro forma financial information for the year ended December 31, 1998 by combining the historical results of the two companies we acquired, High Speed Access Network, Inc. ("HSAN") and CATV.net, Inc. ("CATV"), with our historical results. We have presented this information to give you a better picture of what our business might have looked like if we had acquired both of these companies as of January 1, 1998. Since the pro forma financial information which follows is based upon the operating results of CATV and HSAN during the period when they were not under the control of management of the Company, the information presented may not be indicative of the results which would have actually been obtained had the acquisitions occurred on January 1, 1998 nor are they indicative of future operating results.

                                                                              APRIL 3, 1998          PRO FORMA
                                                           YEAR ENDED        (INCEPTION) TO     COMBINED YEAR ENDED
                                                       DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1998
                                                       -----------------    -----------------    -----------------
STATEMENT OF OPERATIONS DATA:
Net revenues .......................................   $           3,446    $             337    $             450
Costs and expenses:
     Operating .....................................              24,021                2,067                2,401
     Engineering ...................................               9,255                2,266                2,372
     Sales and marketing ...........................              18,134                3,696                4,078
     General and administrative (excluding non-
       cash compensation expense from stock
       options) ....................................              11,888                2,323                2,616
     Non-cash compensation expense from stock
       options .....................................               3,039                                       947
     Amortization of deferred distribution costs ...               3,723
                                                       -----------------    -----------------    -----------------
          Total costs and expenses .................              70,060               10,352               12,414
                                                       -----------------    -----------------    -----------------
Loss from operations ...............................             (66,614)             (10,015)             (11,964)
Investment income ..................................               6,181                   94                   95
Interest expense ...................................                (519)                 (54)                 (54)
                                                       -----------------    -----------------    -----------------
Net loss ...........................................             (60,952)              (9,975)             (11,923)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock and
  mandatorily redeemable convertible
  preferred stock dividends ........................            (230,270)            (120,667)            (120,667)
                                                       -----------------    -----------------    -----------------
Net loss available to common stockholders ..........   $        (291,222)   $        (130,642)   $        (132,590)
                                                       =================    =================    =================
Basic and diluted net loss available to common
  stockholders per share ...........................   $           (8.69)   $          (21.07)   $          (21.39)
Weighted average shares used in calculation
   of basic and diluted net loss available to
   common stockholders per share ...................          33,506,735            6,200,000            6,200,000


                                                  DECEMBER 31, 1999   DECEMBER 31, 1998
                                                  -----------------   -----------------
BALANCE SHEET DATA:
Cash, cash equivalents and short term
  investments .................................   $         178,730   $          17,888
Working capital ...............................             160,744              14,162
Total assets ..................................             230,426              27,504
Long term debt-- long term debt, notes
  payable to related parties and
  capital lease obligations, less current
  portion .....................................              11,609                 749
Mandatorily redeemable convertible
  preferred stock .............................                                 149,250
Total stockholders' equity (deficit) ..........             196,130            (126,427)


                                                  DECEMBER 31, 1999   DECEMBER 31, 1998
                                                  -----------------   -----------------
OTHER DATA:
Systems under contract ........................                 153                  41
Homes passed under contract ...................           1,529,000             863,000
Homes deployed (1) ............................           1,900,000             145,000
Residential cable modem end users .............              16,099               1,619


----------
(1) Homes deployed represents the number of homes passed in systems where we are able to offer our cable modem Internet access services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of high speed Internet access via cable modem to residential and commercial end users in exurban areas. In our full turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access service and for the traditional dial-up services we offer as part of our end user acquisition strategy. In our full turnkey solution we generally bill the end user directly and pay our cable partners a portion of the monthly fee we receive; in these instances we report our revenues net of the percentage split we pay to our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users.

     We also offer to our cable partners a partial turnkey solution. In a partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically will bill the end user and remit to us our percentage of the revenue or the fixed fee. During the year ended December 31, 1999, we initiated partial turnkey services in ten cable systems. We anticipate that partial turnkey solutions will become a more significant part of our business mix.

     We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer Internet service via cable modems, on a fee for service basis.

     Our revenue from dial up services currently is a significant part of our total revenue. However, we expect this business mix to shift over time as our dial-up end users migrate to high speed Internet access as end users generally become aware of the benefits of high speed Internet access. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next few years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we will save the cost of purchasing and installing cable modems for end users. In the future we expect to earn revenues from the local content we provide and, subject to our agreement with Vulcan, from additional services such as Internet telephony.

     Our expenses consist of the following:

     o Operating costs, which consist primarily of salaries for help desk and network operations center employees; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. In one-way cable systems, where the end user transmits data back to the cable headend via a standard telephone line, we must support the telephone return path from the local telephone company's central office to the cable headend. Accordingly, we incur greater telecommunications costs in a one-way system than we incur in a two-way system. Consequently, the rate at which our cable partners upgrade their systems to two-way capability will affect our operating margins. We expect our operating costs to grow significantly as we roll out services in new systems. We may also incur significant fees if we cancel our telecommunications contracts in advance of the expiration of the term of the contract. Many of our operating costs are relatively fixed in the short term. However, as we add new end users we hope to be able to spread these costs over a larger revenue base, and, accordingly, decrease our costs per subscriber and improve our operating margins.

     o Engineering expenses, which consist primarily of salaries and related costs for network design and installation of the telecommunications and data network hardware and software; system testing and project management expenses; the development and support of our information systems; allocated cost of facilities; and depreciation and maintenance on the equipment used in our engineering processes. We expect our engineering expenses to grow significantly as we introduce our services in new markets and expand our network.

     o Sales and marketing expenses, which consist primarily of salaries, commissions and related personnel expenses and costs associated with the development of sales and marketing materials, database market analytics, direct mail and telemarketing. We expect that our sales and marketing expenses will increase significantly as we pursue our growth strategy.

     o General and administrative expenses, which consist primarily of salaries for our executive, administrative, finance and human resource personnel; amortization of goodwill; and fees for professional services. In order to support our planned expansion, we expect to hire more legal and accounting personnel.

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

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. These factors are set forth generally under the caption "Risk Factors" and particularly in that section under the heading "Our quarterly operating results are likely to fluctuate significantly and may be below the expectations of analysts and investors". As a result of the foregoing factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE PERIOD APRIL 3, 1998 (INCEPTION) TO DECEMBER 31, 1998 (INCEPTION PERIOD)

     On April 3, 1998, we acquired CATV.net, Inc. and High Speed Access Network, Inc. in a transaction recorded under the purchase method of accounting. We had no operations prior to these acquisitions. Accordingly, the following discussion for 1998 reflects our results of operations for the period April 3, 1998 (Inception) to December 31, 1998.

     Revenues. Net revenue consists primarily of net monthly subscription fees for cable modem based and traditional dial-up Internet services, cable modem rental income, fees for engineering services provided to cable partners and installation fees and other up front fees from end users. Total net revenue for the year ended December 31, 1999 was $3.4 million, an increase of $3.1 million over net revenues of $337,000 for the Inception Period. For the year ended December 31, 1999 and the Inception Period, cable modem based subscription fees contributed approximately 42% and 45% of the net revenue, traditional dial up service fees contributed 29% and 35%, cable modem rental fees contributed 19% and 10%, engineering services provided to cable partners contributed 7% and 0%, and installation and other up front fees from end users contributed 2% and 10%, respectively.

Costs and Expenses

     Operating. Operating costs for the year ended December 31, 1999 were $24.0 million, an increase of $21.9 million over operating costs of $2.1 million for the Inception Period. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, help desk and field technical support departments, an increase in telecommunications expense from the rollout of our service to new markets and larger subscriber base and depreciation of capital equipment from the expansion of our network and the installation of cable modems for a growing subscriber base.

     Engineering. Engineering expenses for the year ended December 31, 1999 were $9.3 million, an increase of $7.0 million over engineering expenses of $2.3 million for the Inception Period. The increase in engineering expenses resulted from personnel and personnel related costs for additional technical staff to support the installation of cable headend hardware and software in our cable partners' systems, continued network design, system testing, development and support of information systems, and project management, and for the evaluation of new equipment and possible new product offerings.

     Sales and Marketing. Sales and marketing expenses for the year ended December 31, 1999 were $18.1 million, an increase of $14.4 million over sales and marketing expenses of $3.7 million for the Inception Period. The increase in sales and marketing expenses resulted primarily from an increase in personnel and personnel related costs to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force, as well as an increase in direct marketing and advertising expenses, as we expanded into more geographic markets.

     General and Administrative. General and administrative expenses, excluding non-cash compensation expense from stock options and amortization of distribution agreement costs, were $11.9 million for the year ended December 31, 1999, an increase of $9.6 million over general and administrative expenses of $2.3 million for the Inception Period. The increase in general and administrative expenses resulted from additional personnel and personnel related costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions. General and administrative expenses for the year ended December 31, 1999 and the Inception Period also included amortization of intangible assets of $1.0 million and $656,000, respectively. Amortization of intangible assets relates primarily to the acquisitions of CATV.net, Inc. and High Speed Access Network, Inc.

     Non-cash compensation expense from stock options for the year ended December 31, 1999 was $3.0 million which represents the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period. This expense is principally related to a $1.5 million charge for 189,875 options issued to our directors which immediately vested, $1.1 million for options issued to employees which vested upon completion of our initial public offering and $323,000 related to the accelerated vesting of options for terminated employees. There was no expense of this nature during the Inception Period.

     In 1999, we recorded severance and other benefit related costs of $1.2 million associated with the termination of some of our employees in the fourth quarter of 1999 including the aforementioned $323,000 of non-cash, compensation expense from stock options. At December 31, 1999, approximately $776,000 related to the cash portion of the costs remained unpaid. The balance remaining is expected to be paid by the end of the first quarter of 2000.

     Amortization of Distribution Agreement Costs. Amortization of distribution agreement costs for the year ended December 31, 1999 was $3.7 million, of which $3.2 million related to the issuance of 387,500 warrants under the terms of a non-binding letter of intent and subsequent letter agreement with Microsoft Corp. ("Microsoft"). The remaining amount reflects the amortization of the value of 77,738, 76,095, and 44,911 warrants earned by Charter Communications ("Charter"), Classic Cable Inc. ("Classic") and ETAN Industries Inc. d/b/a Cable Management Associates ("CMA"), respectively, under distribution agreements for commitments of homes passed to us. There was no expense of this nature during the Inception Period. We may incur additional material non-cash charges related to further issuances of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

     Investment Income. Investment income was $6.2 million for the year ended December 31, 1999, compared to investment income of $94,000 for the Inception Period. Investment income represents interest earned on cash, cash equivalents and short term investments. The primary reason for the increase in investment income relates to interest on investments purchased using the net proceeds of our initial public offering.

     Interest Expense. Interest expense was $519,000 for the year ended December 31, 1999, an increase of $465,000 over interest expense of $54,000 for the Inception Period. Interest expense represents interest payable on long-term debt and capital lease obligations.

     Income Taxes. At December 31, 1999 and 1998, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $63.6 million and $9.0 million, respectively, which will expire in 2018 and 2019. At December 31, 1999 and 1998, we had net deferred tax assets of $26.5 million and $3.8 million, respectively, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the year ended December 31, 1999 or the Inception Period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had cash and cash equivalents of $53.3 million, and short term investments of $125.4 million, compared with $17.9 million of cash and cash equivalents at December 31, 1998. We had significant negative cash flows from operating activities for the year ended December 31, 1999. Cash used in operating activities was $40.0 million for the year ended December 31, 1999, caused primarily by a net loss of $61.0 million and an increase in current and non-current assets of $4.9 million, offset by non-cash expenses of $13.9 million and increases in accounts payable, accrued expenses and other current liabilities of $12.2 million.

     Cash used in investing activities was $152.7 million for the year ended December 31, 1999, the result of purchases of short term investments of $551.8 million, offset by sales and maturities of short term investments of $426.5 million. Also, capital expenditures totaled $26.9 million for the year ended December 31, 1999. The principal capital expenditures incurred during this period were for the purchase of headend data network hardware and software, billing and customer care systems, cable modems and central network hardware and software, reflecting our expansion into new markets.

     Cash provided by financing activities for the year ended December 31, 1999 was $228.1 million comprised primarily of $179.4 million in net proceeds from our initial public offering, $18.5 million in proceeds from the concurrent offering of common stock to Cisco, Com21 and Microsoft, $25.0 million in net proceeds from the issuance of mandatorily redeemable convertible preferred stock, and $5.5 million in proceeds from long-term debt.

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

     Investment Portfolio. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing money market accounts with financial institutions and highly liquid investment-grade debt securities of corporations and the U.S. government.

     Short term investments are classified as available-for-sale and, as a result are stated at fair value. Short term investments are principally comprised of highly liquid debt securities of corporations and the U.S. government. We record changes in the fair market value of securities held for short term investment as an equal adjustment to the carrying value and equity.

     Loan Facilities. In July 1999, the Company entered into a $5.0 million loan facility of which $2.9 million has been drawn down at December 31, 1999. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

     In April 1999, the Company entered into a $3.0 million loan facility of which $2.6 million has been drawn down at December 31, 1999. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company. The interest rate on these draws ranged from 14.63% to 15.52%. These terms are effective on the date of, and applied separately to, each draw on the total loan facility.

     We expect to incur approximately $45 million of capital expenditures in 2000 principally related to the installation of headend data network hardware and software, cable modems, central network hardware and software for e-mail, network monitoring, provisioning, web hosting, billing and customer care systems and furniture and telephone and computer equipment for a new leased customer care and corporate headquarters facilities. Actual capital expenditures will be significantly affected by the rate at which end users subscribe for our cable modem internet access services, which requires us to purchase a cable modem for each new end user where we provide full turnkey services, as well as the pace of the rollout of our systems, which requires us to purchase headend data network hardware and software. Since Inception, we have financed our operations primarily through a combination of private and public sales of equity securities, capital equipment leases and debt.

     The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from unused loan facilities totaling $2.5 million entered into during 1999, and $5.6 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2001, assuming we achieve our business plan. At such time, or sooner, if we do not achieve our business plan we will need to seek additional debt and/or equity financing. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Charter can require any lender with liens on our equipment placed in Charter head ends to deliver to Charter a non-disturbance agreement as a condition to such financings. We can offer no assurance that we will be able to obtain additional secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter. The sale of additional equity or convertible debt securities may result in additional dilution. If adequate funds are not available on acceptable terms, we may be forced to curtail our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and we may need to delay the deployment of our services.

YEAR 2000 COMPLIANCE

     Many computer systems had been expected to experience problems distinguishing between dates in different centuries because such systems were developed using two digits rather than four digits to determine the applicable year. Consequently, there was concern that these systems would be unable to distinguish between dates in different centuries and could have experienced errors resulting in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have not experienced any problems complying with the Year 2000 issue and have not been informed of any failures of our products from customers. Accordingly, although we do not anticipate any future incidents related to the passing of the Year 2000, we can make no guarantees that such incidents will not occur in the future.

     We expended $500,000 through December 31, 1999 on our Year 2000 compliance efforts. None of this amount was capitalized.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for our year ending December 31, 2001. As we do not currently engage in or plan to engage in derivatives, or hedging transactions there will be no impact on our results of operations, financial position or cash flows upon the adoption of SFAS 133.

     On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the second quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 but anticipates that the adoption of SAB 101 will not have a material effect on the Company's results of operations or financial position.

ITEM 7A.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of our cash equivalents, we believe that we are not subject to any material market risk exposure.

     We do not have any foreign currency hedging or other derivative financial instruments.

                                  RISK FACTORS

     You should carefully consider the following factors and other information in this Form 10-K and other filings we make with the Securities and Exchange Commission before trading in our common stock. If any of the following risks actually occur, our business and financial results could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

                         RISKS RELATED TO OUR OPERATIONS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

     Our predecessor companies began offering services to cable operators in October 1997. Most of our cable modem deployments occurred within the last twelve months. We do not consider any of the market in which we operate to be mature. Thus, we have recognized limited revenues since our inception. In addition, our senior management team and other employees have worked together at our company for only a short period of time. Consequently, we have a limited operating history upon which our business can be evaluated.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

     Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $70.9 million from April 3, 1998 (Inception) through December 31, 1999. Our limited operating history and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

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

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN, HAS CHANGED IN THE PAST AND MAY CONTINUE TO CHANGE.

     Our success depends on continued growth in the use of the Internet and high speed access services. Although Internet usage and popularity have grown rapidly, we cannot be certain that this growth will continue in its present form, or at all. Critical issues concerning the increased use of the Internet--including security, reliability, cost, ease of access, ease of installation and customer acquisition and quality of service--remain unresolved and are likely to affect the development of the market for our services. We do not believe any the cable-based services currently offered by cable companies have been profitable. Moreover, many industry analysts believe that Internet access providers will become increasingly reliant upon advertising, barter and subscription-based revenues from content due to competitive pressures to provide low cost or even free Internet access.

     The success of our business ultimately will depend upon the acceptance of our services by end users, who in our comprehensive turnkey service will purchase or rent a cable modem from us and pay both monthly service and installation fees. As of December 31, 1999 we deployed our services in only 107 cable systems and we have approximately 16,100 residential cable modem end users. We began offering our services on a partial turnkey basis in the third quarter of 1999. As of the December 31, 1999, we had initiated partial turnkey services in 10 systems. In our partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. We anticipate that partial turnkey services will become a more significant part of our business mix. If partial turnkey services become a larger portion of our business mix, this will affect our future revenues and profitability per subscriber.

     Although our primary service offering is high bandwidth Internet access, we currently derive a substantial portion of our revenues from standard dial-up Internet access, which we offer as a feeder for our high speed offerings. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Nor can we predict whether we can adequately supply services to satisfy that demand if it develops. We may also not be able to acquire and install customers quickly enough to meet demand, and the bandwith we provide may prove to be inadequate. Additionally, we cannot predict whether partial turnkey services will become an increasingly important part of our business. We have begun to offer DSL on a limited basis, as a reseller for NorthPoint Communications, and IP Telephony, in collaboration with Charter as additional services for our cable partners to offer their customers. We do not know whether these services will become significant to our business or whether we will continue to offer them at all. Moreover, we may continue to introduce new services or to make changes to our product offerings to meet our customer demands or to respond to changes in our evolving industry. Consequently, our business model is likely to continue to change.

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

     o Whether and the rate at which we enter into contracts with cable operators for additional systems;

     o The rate at which new end users subscribe to our services, the rate at which these customers are installed and provisioned for service, and the rate at which we retain these customers net of customers who disconnect ;

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

     In addition, our operating expenses are based on our expectations of the future demand for our services and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected demand surge or shortfall in demand. A shortfall in revenues in relation to our expenses could have a material and adverse effect on our business and financial results.

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

WE MAY NOT BE ABLE TO ESTABLISH OR MAINTAIN ACCEPTABLE RELATIONSHIPS WITH CABLE OPERATORS.


     Our success depends, in part, on our ability to gain access to cable customers. We gain that access through our agreements with cable operators. There can be no assurance that we will be able to establish or maintain relationships with cable operators. Even if we are able to establish and maintain those relationships, there can be no assurance that we will be able to do so on terms favorable to us or in the quantities we need to become profitable. If we fail to form partnerships rapidly with a large number of cable operators, we can be effectively excluded from providing our services in the systems owned by those operators. Not only can other cable-based broadband service providers compete against us for an exclusive contract, the cable operator may decide to offer cable-based Internet serviced directly without assistance from us or our competitors. Delays in forming relationships and deploying our cable-based services also create windows of time for alternative broadband access providers to enter the market and acquire customers.

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

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

     Our largest cable partner is Charter. Charter is an affiliate of Vulcan, which owns 37.1% of our outstanding common stock as of December 31, 1999. Charter has provided us exclusive access to at least 750,000 homes passed. Charter has equity incentives to provide us additional homes passed, although it is not obligated to do so. If Charter were to commit more homes passed to our services, Charter could ask us to deploy many or possibly even all of those homes passed on a partial turnkey basis. In a partial turnkey solution, we deliver fewer services and incur lower costs than in full turnkey solutions, but will also earn a smaller percentage of the subscription revenue.

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

OUR AGREEMENT WITH ROAD RUNNER MAY NOT BENEFIT US.

     Under our agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services, we may provide our services as a Road Runner subcontractor to cable operators that we and Road Runner jointly designate to receive our services. We can offer no assurances that Road Runner will agree to designate any cable operator systems to receive our services. Two of Road Runner's strategic partners, Time Warner and Media One Group, are in the process of being acquired and we cannot predict the effect these acquisitions will have on our contract or on Road Runner. We may not be able to meet any system deployment schedule proposed by Road Runner. Even if asked to provide services to a Road Runner-contracted system, we may be asked to deploy far fewer full turnkey homes than we originally anticipated. In a partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution, but will also earn a smaller percentage of the subscription revenue. Since the agreement provides that Road Runner will earn one warrant per home passed in cable systems designated to receive service regardless of whether we deploy a partial or full turnkey solution, our stockholders could suffer dilution in exchange for potentially less profitable homes. Consequently, our agreement with Road Runner may be of no material benefit to us.

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

     In March 1999, we transferred all of the assets used in our digital subscriber line technology division to Darwin Networks, Inc., a newly-formed subsidiary, and distributed all of the Darwin common stock to our then-current stockholders. Darwin's digital subscriber line technology is an alternative method of providing high speed Internet access to end users using the telephone infrastructure. If Darwin deploys this technology successfully in future partnerships with wireline telephone providers in markets where we provide our high speed Internet access, Darwin could become one of our competitors. Neither Darwin nor our principal stockholders, including Vulcan, will be restricted from providing competing high speed digital subscriber line Internet access.

ONE-WAY CABLE SYSTEMS INCREASE OUR OPERATING COSTS AND MAY NOT PROVIDE THE QUALITY NECESSARY TO ATTRACT CUSTOMERS.

     Although our service can operate in one-way cable systems, where data can be transmitted at high speeds from the cable headend to the end user, the end user in a one-way system can only transmit data back to the cable headend via a standard phone line. Because we must support the telephone return component of the system, we incur higher operating costs in one-way systems. Presently only one-third of the systems where we are or will soon operate our services are two-way systems. Over time, however, we expect most, if not all, of our cable partners to upgrade and or rebuild their plants to provide increased bandwidth and two-way capabilities. We believe faster uploads and the elimination of phone line return costs make our service more valuable and may lead to higher customer penetration rates, which in turn benefits the cable operator through higher revenue. However, upgrading a cable system can be expensive and time-consuming for the cable operator. Delays in upgrading one-way cable plants also makes our services vulnerable competition from alternative broadband technologies, and may make our cable partner vulnerable to overbuilds by competitors.

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

THE MARKET FOR INTERNET SERVICES IS HIGHLY COMPETITIVE.

     We face competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We expect the level of this competition to intensify in the future. We face competition from both cable modem service providers and from providers of other types of data and Internet services for end users. Due to this intense competition, there may be a time-limited market opportunity for our cable-based high speed access services. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

     Our competitors in the cable-based Internet access market are those companies that have developed their own cable-based services and market those services to cable system operators. Other competitors in the cable-based Internet access market are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Our agreement with Charter and other operators provides us exclusive rights to provide high speed Internet access to the customer's personal computer. However, Charter and other online service providers may deploy TV-based Internet access services through set-top boxes or other devices. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

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

OUR ABILITY TO INCREASE THE CAPACITY AND MAINTAIN THE SPEED OF OUR NETWORK IS UNPROVEN.

     We may not be able to increase the transmission capacity of our network to meet expected end user levels while maintaining superior performance. While peak downstream data transmission speeds across the cable infrastructure approach 10 Mbps in each 6 megahertz (Mhz) channel, actual downstream data transmission speeds are almost always significantly slower depending on a variety of factors. These factors include our intentional throttling of data traffic flowing through the local network out in order to optimize the use our network capacity and to sell tiered price-service packages, bandwidth capacity constraints between the cable headend and the Internet backbone, the type and location of content, Internet traffic, the number of active end users on a given cable network node, the number of 6 Mhz channels allocated to us by our cable partner, the capabilities of the cable modems used and the service quality of the cable operators' fiber-coax facilities. The actual data delivery speed that an end user realizes also will depend on the end user's hardware, operating system and software configurations. There can be no assurance that we will be able to achieve or maintain a speed of data transmission sufficiently high to enable us to attract and retain our planned number of end users, especially as the number of the end users grows. Because end users will share the available capacity on a cable network node, we may underestimate the capacity we need to provide in order to maintain peak transmission speeds. A perceived or actual failure to achieve or maintain sufficiently high speed data transmission could significantly reduce end user demand for our services or increase costs associated with customer complaints and have a material adverse effect on our business and financial results.

OUR NETWORK MAY BE VULNERABLE TO SECURITY RISKS.

     Despite our implementation of industry-standard security measures the networks we operate may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet and online service providers in the past have experienced, and in the future may experience, interruptions in service as a result of the accidental or intentional actions of Internet users. Because the cable infrastructure is a shared medium, it is inherently more vulnerable to security risks than dedicated telephony technologies such as digital subscriber lines. Moreover, we have no control over the security measures that our cable partners and end users adopt. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems maintained by us and our end users. These events may result in liability to us or harm to our end users. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our end users, which could have a material adverse effect on our business and financial results. In addition, the threat of these and other security risks may deter potential end users from purchasing our services, which could have a material adverse effect on our business and financial results.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from unused loan facilities totaling $2.5 million entered into during 1999, and $5.6 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2001, assuming we achieve our business plan. At such time, or sooner, if we do not achieve our business plan we will need to seek additional debt and/or equity financing. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Charter can require any lender with liens on our equipment placed in Charter head ends to deliver to Charter a non-disturbance agreement as a condition to such financings. We can offer no assurance that we will be able to obtain additional secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter. The sale of additional equity or convertible debt securities may result in additional dilution. If adequate funds are not available on acceptable terms, we may be forced to curtail our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and we may need to delay the deployment of our services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE FACE RISKS FROM LATENT YEAR 2000 PROBLEMS.

     We engaged a third-party consultant to complete a Year 2000 assessment study. The third-party consultant identified only minor issues that have been remediated by routine upgrades, patches and replacements. We did not experience any problems associated with Year 2000 compliance, but it is possible that any such problems with our services might not be discovered until well into the year 2000. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could have a material adverse effect on our business, results of operation and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" for information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

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

OUR CABLE PARTNERS COULD LOSE THEIR FRANCHISES.

     Cable television companies operate under franchises granted by local or state authorities that are subject to renewal and renegotiation from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, although in many cases the franchise is terminable if the franchisee fails to comply with the material provisions of its franchise agreement. No assurance can be given that the cable operators that have contracts with us will be able to retain or renew their franchises. The non-renewal or termination of any of these franchises would result in the termination of our contract with the applicable cable operator. Moreover, cable television operators are sometimes subject to overbuilding by competing operators who offer competing video and Internet access services. Moreover, many direct broadcast satellite (DBS) operators can compete with cable operators and provide Internet access services to their subscribers. Any such dilution of our cable operator market base can adversely affect our potential market base.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND OUR SERVICES COULD BECOME OBSOLETE OR FAIL TO GAIN MARKET ACCEPTANCE.

     The market for our services is characterized by rapid technological advances, evolving industry standards, changes in end user requirements and frequent new service introductions and enhancements. For example, the North American cable industry has adopted a set of interface specifications, known as "DOCSIS," for hardware and software to support cable-based data delivery using cable modems. Our ability to adapt to rapidly changing technology and industry standards, such as DOCSIS, and to develop and introduce new and enhanced products and service offerings will be significant factors in maintaining or improving our competitive position reducing our costs, and our prospects for growth. If technologies or standards applicable to our services become obsolete or fail to gain widespread consumer acceptance, then our business and financial results will be materially and adversely affected.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR "OPEN ACCESS" COMPETITION.

     We may become subject to burdensome government regulation or "open access" competition. The part of our business that involves installing and maintaining the equipment used by cable systems to transmit high speed data in a computer-accessible format is not regulated, but cable businesses are. Changes in cable regulations, as they relate to our service, could negatively affect our business in several ways.

     First, cable operators usually classify our service as a "cable service." If our service is not considered a cable service, some local cable franchising authorities, in most cases cities or counties, might claim that our cable partners need a separate franchise to offer it. This franchise may not be obtainable on reasonable terms, or at all. Even if the service is treated as cable service, local franchising authorities may seek to impose "non-discrimination" or "open access" obligations on our cable partners as a condition of franchise transfer or renewal. A consortium of dial-up Internet service providers and large telephone companies are encouraging local franchising authorities to ban the type of exclusive ISP-cable operator arrangements that we have with our cable partners that make us the exclusive supplier of high speed data on the cable systems where our service is offered. If such arrangements are banned, we could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Moreover, both AOL-Time Warner and AT&T-Mindspring have announced plans to open their networks to competing Internet service providers in the coming years. We cannot predict the degree to which such voluntary or involuntary "open access", will affect our business.

     If our service is not considered a cable service, it might be treated as a "telecommunications service." This classification could subject our cable partners, and possibly us, to federal and state regulations as "telecommunications carriers." This could negatively affect our business in various ways. For example, if we or our cable partners were classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, we or they could potentially be subject to burdensome governmental regulations, including those that regulate the terms, conditions and prices for Internet connection services and interconnections with the public switched telephone network, and require that we make contributions to the universal service support fund. The Internet telephony services over cable plant (commonly known as "Voice over IP") services that we expect to offer and deploy may also be regulated as a common carrier telecommunications service. We or our cable partners might then have to get a "telecommunications franchise" or a license to operate as a "competitive local exchange carrier" from some states or localities, which might not be available on reasonable terms, or at all. In addition, regulatory decisions that make DSL technology services easier for competing telephone companies to deploy over normal telephone lines and less expensive for customers to buy, could negatively affect our business. The FCC issued a line-sharing ruling in December 1999 that allows DSL providers to simply lease the data spectrum of the customer's local loop from the incumbent carrier. This may obviate the need for the customers to lease a secondary DSL-provisioned loop from the incumbent carrier in order to obtain high speed DSL data service, which in turn could make DSL service a more cost-competitive alternative to our services. Finally, firms controlling digital broadcast spectrum have announced plans to utilize a portion of that spectrum to offer consumers high-bandwidth data delivery via broadcast. We cannot predict when or whether this service will be offered, but if it is offered it could present material competition to our services and could materially and adversely affect our success in the marketplace.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED EMPLOYEES WE NEED TO EXECUTE OUR GROWTH PLAN.

     Our future success depends on the continued service of our key personnel, especially our Chief Executive Officer ("CEO"), Chief Operating Officer ("COO"), Chief Strategy Officer ("CSO") and Chief Technology Officer ("CTO"). Our COO and CTO positions are currently open. We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

                      RISK RELATED TO TRADING IN OUR STOCK

BECAUSE OF OUR RELATIONSHIP WITH VULCAN VENTURES, NEW INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

     Vulcan owns 37.1% of our outstanding stock. Vulcan's affiliate, Charter, also has warrants to purchase up to an additional 7.75 million shares of our common stock, which become exercisable at the rate of 1.55 shares per home passed committed to us by Charter, in excess of 750,000. Accordingly, Vulcan will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Vulcan's control relationship with us, including:

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS.

To the Board of Directors and Stockholders
High Speed Access Corp.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of High Speed Access Corp. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period April 3, 1998 (inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     PRICEWATERHOUSECOOPERS LLP

     Louisville, Kentucky
     February 22, 2000

                             HIGH SPEED ACCESS CORP.
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      DECEMBER 31,    DECEMBER 31,
                                                                                          1999            1998
                                                                                      ------------    ------------
                           ASSETS
Current assets:
      Cash and cash equivalents                                                       $     53,310    $     17,888
      Short term investments                                                               125,420
      Accounts receivable, net of allowance for doubtful accounts of $63
        and $13, respectively                                                                  393              83
      Prepaid expenses and other current assets                                              4,308             123
                                                                                      ------------    ------------
             Total current assets                                                          183,431          18,094

Property, equipment and improvements, net                                                   39,308           5,807
Intangible assets, net                                                                       3,300           3,603
Deferred distribution agreement costs, net                                                   4,042
Other assets                                                                                   345
                                                                                      ------------    ------------
             Total assets                                                             $    230,426    $     27,504
                                                                                      ============    ============

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
            AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
      Accounts payable                                                                $     10,226    $      2,741
      Accrued compensation and related expenses                                              3,842             744
      Other current liabilities                                                              3,916             395
      Long-term debt, current portion                                                        1,527               8
      Capital lease obligations, current portion                                             3,176              44
                                                                                      ------------    ------------
             Total current liabilities                                                      22,687           3,932

Long-term debt                                                                               4,035             530
Capital lease obligations                                                                    7,574             219
                                                                                      ------------    ------------
             Total liabilities                                                              34,296           4,681
                                                                                      ------------    ------------

Commitments and contingencies (Note 13)

Mandatorily redeemable convertible preferred stock:
      Series A, $.01 par value, 5,000,000 shares designated, issued and
        outstanding at December 31, 1998                                                                    47,050
      Series B, $.01 par value, 10,000,000 shares designated, issued and
        outstanding at December 31, 1998                                                                   102,200
      Series C, $.01 par value, 5,000,000 shares designated, no shares issued and outstanding at December 31, 1998
                                                                                                      ------------
             Total mandatorily redeemable convertible preferred stock                                      149,250
                                                                                                      ------------

Stockholders' equity (deficit):
      Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding
      Common stock, $.01 par value, 400,000,000 shares authorized,
        54,276,130 issued and outstanding - December 31, 1999;
        6,200,000 shares authorized,
        issued and outstanding - December 31, 1998                                             543              62
      Class A common stock, 100,000,000 shares authorized, none issued and outstanding - December 31, 1999
      Additional paid-in-capital                                                           618,823           4,237
      Deferred compensation                                                                   (288)            (84)
      Accumulated deficit                                                                 (422,807)       (130,642)
      Accumulated other comprehensive loss                                                    (141)
                                                                                      ------------    ------------
             Total stockholders' equity (deficit)                                          196,130        (126,427)
                                                                                      ------------    ------------

             Total liabilities, mandatorily redeemable
               convertible preferred stock and stockholders'
               equity (deficit)                                                       $    230,426    $     27,504
                                                                                      ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                           APRIL 3, 1998
                                                                                       YEAR ENDED         (INCEPTION) TO
                                                                                   DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                                   -----------------    -----------------
Net revenue                                                                        $           3,446    $             337

Costs and expenses:
    Operating                                                                                 24,021                2,067
    Engineering                                                                                9,255                2,266
    Sales and marketing                                                                       18,134                3,696
    General and administrative (excluding non-cash compensation expense from
        stock options)                                                                        11,888                2,323
    Non-cash compensation expense from stock options                                           3,039
    Amortization of distribution agreement costs                                               3,723
                                                                                   -----------------    -----------------

        Total costs and expenses                                                              70,060               10,352
                                                                                   -----------------    -----------------

Loss from operations                                                                         (66,614)             (10,015)
Investment income                                                                              6,181                   94
Interest expense                                                                                (519)                 (54)
                                                                                   -----------------    -----------------

        Net loss                                                                             (60,952)              (9,975)

Mandatorily redeemable convertible preferred stock dividends                                  (1,122)                (385)
Accretion to redemption value of mandatorily redeemable convertible
   preferred stock                                                                          (229,148)            (120,282)
                                                                                   -----------------    -----------------

        Net loss available to common stockholders                                  $        (291,222)   $        (130,642)
                                                                                   =================    =================


Basic and diluted net loss available to common stockholders per share              $           (8.69)   $          (21.07)
                                                                                   =================    =================

Weighted average shares used in computation of basic and diluted
  net loss available to common stockholders per share                                     33,506,735            6,200,000



                             HIGH SPEED ACCESS CORP.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)

                                                                                 APRIL 3, 1998
                                                             YEAR ENDED         (INCEPTION) TO
                                                          DECEMBER 31, 1999    DECEMBER 31, 1998
                                                          -----------------    -----------------
Net loss                                                  $         (60,952)   $          (9,975)

  Net unrealized loss on investments                                   (141)
                                                          -----------------    -----------------

Comprehensive loss                                        $         (61,093)   $          (9,975)
                                                          =================    =================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD APRIL 3, 1998 (INCEPTION) TO DECEMBER
                  31, 1998 AND THE YEAR ENDED DECEMBER 31, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                      COMMON STOCK               ADDITIONAL
                                                                      ------------                PAID-IN           DEFERRED
                                                                 SHARES           AMOUNT          CAPITAL         COMPENSATION
                                                                 ------           ------          -------         ------------
Issuance of common stock in connection
  with acquisition of CATV and HSAN                            6,200,000          $   62          $    3,153
Mandatorily redeemable convertible
   preferred stock dividends
Accretion to redemption value of mandatorily
   redeemable convertible preferred stock
Grant of option to purchase Series C mandatorily
    redeemable convertible preferred stock                                                             1,000
Deferred compensation from grants of stock
    options to purchase common stock                                                                      84          $     (84)
Net loss
                                                             -----------          ------          ----------          ---------
               BALANCE AT DECEMBER 31, 1998                    6,200,000              62               4,237                (84)

Mandatorily redeemable convertible
   preferred stock dividends
Accretion to redemption value of mandatorily
   redeemable convertible preferred stock
Distribution of Darwin Networks, Inc common stock
   to shareholders                                                                                       569
Issuance of common stock warrants in
   connection with purchase of customer base                                                             208
Issuance of vested compensatory stock options                                                          1,793
Deferred compensation from grants of stock
    options to purchase common stock                                                                   1,450             (1,450)
Amortization of deferred compensation                                                                                     1,246
Conversion of mandatorily redeemable convertible
   preferred stock and accrued dividends to
   common stock                                               31,115,887             311             404,195
Issuance of common stock warrants in connection
  with distribution agreements                                                                         7,766
Exercise of stock options and warrants                           484,470               5                 830
Net proceeds from sale of common stock                        16,475,773             165             197,775
Net unrealized loss on investments
Net loss
                                                             -----------          ------          ----------          ---------
               BALANCE AT DECEMBER 31, 1999                   54,276,130          $  543          $  618,823          $    (288)
                                                             ===========          ======          ==========          =========



                                                                             ACCUMULATED
                                                                               OTHER              TOTAL
                                                          ACCUMULATED       COMPREHENSIVE      STOCKHOLDERS'
                                                            DEFICIT              LOSS         EQUITY (DEFICIT)
                                                            -------              ----         ----------------
Issuance of common stock in connection
  with acquisition of CATV and HSAN                                                             $     3,215
Mandatorily redeemable convertible
   preferred stock dividends                               $      (385)                                (385)
Accretion to redemption value of mandatorily
   redeemable convertible preferred stock                     (120,282)                            (120,282)
Grant of option to purchase Series C mandatorily
    redeemable convertible preferred stock                                                            1,000
Deferred compensation from grants of stock
    options to purchase common stock                                                                     --
Net loss                                                        (9,975)                              (9,975)
                                                           -----------          -------         -----------
               BALANCE AT DECEMBER 31, 1998                   (130,642)                            (126,427)

Mandatorily redeemable convertible
   preferred stock dividends                                    (1,122)                              (1,122)
Accretion to redemption value of mandatorily
   redeemable convertible preferred stock                     (229,148)                            (229,148)
Distribution of Darwin Networks, Inc common stock
   to shareholders                                                (943)                                (374)
Issuance of common stock warrants in
   connection with purchase of customer base                                                            208
Issuance of vested compensatory stock options                                                         1,793
Deferred compensation from grants of stock
    options to purchase common stock                                                                     --
Amortization of deferred compensation                                                                 1,246
Conversion of mandatorily redeemable convertible
   preferred stock and accrued dividends to
   common stock                                                                                     404,506
Issuance of common stock warrants in connection
  with distribution agreements                                                                        7,766
Exercise of stock options and warrants                                                                  835
Net proceeds from sale of common stock                                                              197,940
Net unrealized loss on investments                                                 (141)               (141)
Net loss                                                       (60,952)                             (60,952)
                                                           -----------          -------         -----------
               BALANCE AT DECEMBER 31, 1999                $  (422,807)         $  (141)        $   196,130
                                                           ===========          =======         ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                          APRIL 3, 1998
                                                                                       YEAR ENDED        (INCEPTION) TO
                                                                                   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                                   -----------------    -----------------
OPERATING ACTIVITIES
Net loss                                                                           $         (60,952)   $          (9,975)
     Adjustments to reconcile net loss to cash used
     in operating activities:
         Depreciation and amortization                                                         6,681                1,344
         Provision for doubtful accounts receivable                                              252                   13
         Write-off of capitalized software costs                                                 464
         Realized gain on sale of investments                                                   (236)
         Non-cash compensation expense from stock options                                      3,039
         Amortization of distribution agreement costs                                          3,723
         Changes in operating assets and liabilities excluding the
             effects of acquisitions:
             Accounts receivable                                                                (562)                 (49)
             Prepaid expenses and other current assets                                        (4,221)                (106)
             Other non-current assets                                                           (345)
             Accounts payable                                                                  5,549                  739
             Accrued compensation and related expenses                                         3,098                  629
             Other current liabilities                                                         3,521                  211
                                                                                   -----------------    -----------------
                    Net cash used in operating activities                                    (39,989)              (7,194)
                                                                                   -----------------    -----------------
INVESTING ACTIVITIES
     Purchase of short-term investments                                                     (551,844)
     Sales and maturities of short-term investments                                          426,519
     Purchase of property, equipment and improvements, net of leases                         (26,900)              (4,235)
     Purchase of customer base                                                                  (511)
     Cash acquired in the purchase of CATV and HSAN                                               --                  907
                                                                                   -----------------    -----------------
                    Net cash used in investing activities                                   (152,736)              (3,328)
                                                                                   -----------------    -----------------
FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                                              197,940
     Net proceeds from issuance of mandatorily redeemable convertible
         preferred stock                                                                      24,987               27,583
     Payments on capital lease obligations                                                      (639)                 (17)
     Proceeds from long-term debt                                                              5,508                1,000
     Payments on long-term debt                                                                 (484)                (156)
     Proceeds from exercise of stock options and other                                           835
                                                                                   -----------------    -----------------
                    Net cash provided by financing activities                                228,147               28,410
                                                                                   -----------------    -----------------

Net change in cash and cash equivalents                                                       35,422               17,888

Cash and cash equivalents, beginning of period                                                17,888
                                                                                   -----------------    -----------------
Cash and cash equivalents, end of period                                           $          53,310    $          17,888
                                                                                   =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                      $             473    $              14
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock and employee stock options in connection with the
         purchase of CATV and HSAN                                                                      $           3,215
     Equipment acquired under capital leases                                       $          11,126    $             241
     Issuance of note payable as consideration for advance from related party                           $             650
     Issuance of preferred stock in exchange for cancellation of notes payable -
         related parties                                                                                $           1,000
     Property and equipment purchases payable                                      $           3,366    $           1,429
     Distribution of Darwin Networks, Inc. subsidiary to shareholders              $             943
     Warrants issued in connection with acquisitions                               $             208
     Warrants issued in connection with Microsoft Corp. agreements                 $           3,235
     Warrants earned in connection with distribution agreements                    $           4,530

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HIGH SPEED ACCESS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. THE COMPANY AND BASIS OF PRESENTATION

  The Company

     High Speed Access Corp. and Subsidiaries (the Company) provides high speed Internet access via cable modems to residential and commercial customers in exurban areas. The Company is among the first providers to offer cable modem-based high speed Internet access in exurban markets. The Company defines exurban markets as cable systems with fewer than 100,000 homes passed. The Company enters into long-term exclusive contracts with cable system operators to provide them with a comprehensive "turnkey" service. That service enables a cable system's customers to receive high speed Internet access. In exchange for providing the Company with access to its customers, the Company pays the cable operator a portion of the monthly fees received from an end user that subscribes to the services.

     The Company also offers to our cable partners a partial turnkey solution. In a partial turnkey solution, the Company will deliver fewer services and incur lower costs than a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. The Company's cable partners will typically bill the end user and will remit the Company's percentage of the revenue or the fixed fee. During the year ended December 31, 1999, the Company initiated partial turnkey services in ten cable systems. The Company anticipates that partial turnkey solutions will become a more significant part of our business mix.

     We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer Internet service via cable modems, on a fee for service basis.

  Business Combination and Basis of Presentation

     The Company was incorporated on April 2, 1998. No initial capitalization transactions occurred on that date. The current Chairman of the Board of Directors was named the sole director on formation. He also held significant investments in Broadband Solutions I, LLC and Broadband Solutions II, LLC (collectively Broadband), two entities with identical ownership.

     Broadband acquired voting control of two separate companies, High Speed Access Network, Inc. on April 3, 1998 and CATV.net, Inc. on February 23, 1998. In each case, Broadband acquired voting control through a purchase of $500 of mandatorily redeemable convertible preferred stock of each company. Each of these transactions was accounted for by Broadband using purchase accounting.

     On April 3, 1998, Broadband contributed its investments in CATV.net, Inc.
(CATV) and High Speed Access Network, Inc. (HSAN) (together, the Predecessors) to the Company. The Company issued $1,000 in Series A mandatorily redeemable convertible preferred stock to Broadband in exchange. This transaction was accounted for as a transaction by entities under common control. The Company assumed Broadband's interest in the assets and liabilities of CATV and HSAN and recorded them at Broadband's historical cost.

     Later on April 3, 1998, the Company issued 6,200,000 shares of common stock for all of the outstanding common stock of HSAN and CATV. The Company valued the common stock issued in the acquisition of the Predecessors at approximately $.52 per share. In connection with the purchase of CATV, the Company issued 93,000 stock options in exchange for options held by CATV employees. The options were valued at $15 based upon a valuation using an established option pricing model. The value of options issued has been included in the calculation of the purchase price of the Predecessors and is reflected in additional paid-in capital in the accompanying consolidated financial statements. The acquisitions of the common stock of CATV and HSAN have been accounted for as purchases. The accompanying statements of operations include the results of the Predecessors since April 3, 1998.

     Assets acquired, liabilities assumed and equity recorded in the contribution of CATV and HSAN preferred stock by Broadband and the purchase of the common stock of CATV and HSAN by the Company were as follows:

                                                            CATV        HSAN
                                                          --------    --------
Fair value of assets acquired, including goodwill .....   $  2,334    $  3,486
Fair value of liabilities assumed .....................       (219)     (1,386)
Cash paid by Broadband for mandatorily redeemable
  convertible preferred stock of predecessors .........       (500)       (500)
Fair value of common stock and common stock options
  issued ..............................................     (1,615)     (1,600)
                                                          --------    --------
Cash paid .............................................   $     --    $     --
                                                          ========    ========

     The following unaudited pro forma financial information for 1998 presents the combined results of operations of the Company, CATV and HSAN as if the acquisitions had occurred on January 1, 1998. The pro forma adjustment relates to the amortization of the excess of cost over net identifiable assets acquired of $4,171 for the period January 1, 1998 to April 2, 1998. Since the pro forma financial information which follows is based upon the operating results of CATV and HSAN during the period when they were not under the control of management of the Company, the information presented may not be indicative of the results which would have actually been obtained had the acquisitions occurred on January 1, 1998 nor are they indicative of future operating results.

Net revenues............................................................. $       450
Net loss................................................................. $   (11,923)
Net loss available to common stockholders................................ $  (132,590)
Basic and diluted net loss per share available to common stockholders.... $    (21.39)

Recapitalization

     In May 1999, the Company completed a 1.55 for 1 split of its common stock. This stock split resulted in a corresponding change in the conversion rate for all shares of Preferred Stock such that each share of Preferred Stock was convertible into 1.55 shares of common stock after the split. In addition, certain outstanding warrants, if earned, may be exercised to acquire 1.55 shares of common stock after the split. The accompanying financial statements have been restated for all periods presented to reflect the effects of the stock split.

     Also, the Board of Directors of the Company authorized 100 million shares of Class A common stock and increased the number of shares of the Company's $.01 par value common stock authorized to 400 million shares.

Initial Public Offering

     In June 1999, the Company sold 14,950,000 shares of its common stock in an initial public offering (the Offering), including the underwriters' over-allotment option, which generated proceeds of $179.4 million, net of the underwriters' discount and other offering costs. Concurrently with the Offering, the Company registered and sold 618,557 shares, 82,474 shares, and 824,742 shares of its common stock to Cisco Systems, Inc., Com21, Inc. and Microsoft Corp., respectively, under stock purchase agreements which generated $18.5 million.

Conversion Of Preferred Stock

     Series A, B, and C mandatorily redeemable convertible preferred stock, (Preferred Stock) at December 31, 1998 consisted of the following:


                                SHARES        PROCEEDS NET                ACCRETION TO
                     ISSUE    ISSUED AND      OF ISSUANCE      ACCRUED     REDEMPTION     REDEMPTION    LIQUIDATION
         SERIES      PRICE    OUTSTANDING        COSTS        DIVIDENDS       VALUE          VALUE         VALUE
         ------     -------   -----------     ------------    ---------   ------------    ----------    -----------
          A         $  1.00     5,000,000          4,990         190         41,870           47,050         5,673
          B         $  2.50    10,000,000         23,593         195         78,412          102,200        25,698
          C         $  5.00            --             --          --             --               --            --


     The first 1,000,000 shares of Series A Preferred Stock were issued in exchange for 500,000 shares of redeemable convertible preferred stock of each of HSAN and CATV in the acquisitions on April 3, 1998. The remaining Series A shares were issued from April through August 1998. Series B shares were issued from September through November 1998.

     In April 1999, the Company received $25 million in cash proceeds from the sale of 5,000,000 shares of Series C mandatorily redeemable convertible preferred stock to Vulcan Ventures Incorporated (Vulcan), under the terms of the agreements further described in Note 9.

     The Preferred Stock ranked senior to the common stock and equal with each other with respect to the payment of dividends, distribution of assets, and rights upon liquidation, dissolution or winding up of the Company.

     Upon the closing of the Offering, all 20,000,000 shares of the Preferred Stock outstanding at the time of the Offering were converted into an aggregate of 31,000,000 shares of common stock. In addition, unpaid accumulated dividends on the Preferred Stock of $1.5 million were paid by the issuance of 115,887 shares of common stock. Prior to the conversion of the Preferred Stock, the Company had charged accumulated deficit to increase the carrying value of the shares of each series of Preferred Stock to its estimated redemption value at the time of the Offering of $13 per share. During the year ended December 31, 1999, the Company recorded $229.1 million, and during the period April 3, 1998 (Inception) through December 31, 1998 ("Inception Period"), the Company recorded $120.3 million related to this charge. In addition, the Company accrued dividends on the Preferred Stock of $1.1 million for the year ended December 31, 1999, and $385 for the Inception Period.

Distribution to Stockholders of Darwin Networks, Inc.

     On March 15, 1999, the Company transferred to Darwin Networks, Inc. (Darwin), a newly created Delaware corporation, all of the assets used in the Company's digital subscriber line service, which had a net book value of approximately $330, in exchange for 100% of the Darwin common stock. These assets consisted primarily of computer equipment and furniture and fixtures. On March 31, 1999, the Company distributed all of the outstanding Darwin common stock to the Company's common and preferred stockholders on a non-pro rata basis. This distribution has been recorded as a net reduction of stockholders equity in the accompanying consolidated financial statements. In connection with the asset transfer, the Company entered into a services agreement with Darwin pursuant to which it provided various financial, accounting and other professional staff services to Darwin. Fees related to the service agreement totaled $85 during the year ended December 31, 1999. The Company also loaned Darwin $500 under a note payable which was subsequently collected. In connection with the note, Darwin issued to the Company a warrant expiring on March 15, 2000 for the purchase of 1,000,000 shares of Darwin's common stock at an exercise price of $5.00 per share. On June 11, 1999, Darwin, after a stock split, replaced the original warrant with a new warrant expiring on March 15, 2004 for the purchase of 5,000,000 shares of Darwin's common stock at an exercise price of $1.00 per share. The Company has recorded $46 in 1999 for the estimated value of the new warrant. Expenses related to the Darwin service line approximated $175 in 1998 and $302 for the three months ended March 31, 1999. No revenue was realized in 1999 or 1998 associated with Darwin.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements for the periods ended December 31, 1999 and 1998 include the operations of the Company for the year ended December 31, 1999 and the Inception Period. All significant intercompany transactions and balances have been eliminated in consolidation.

  Revenue Recognition

     Monthly customer subscription revenue, consisting of fees for cable-modem Internet access services and traditional dial-up services, is reported net of the contractual share paid to cable system operators and is recognized as services are provided. Included in subscription revenues are revenues related to the rental of cable modems to customers in connection with subscription contracts. Rental revenue under such agreements is directly related to the customer's subscription agreement and is recognized ratably over the rental period. Subscription revenue and revenue from rentals of cable modems to customers billed in advance are recorded as deferred revenue initially and recognized as income in the period in which the services are provided. In partial turnkey systems, the cable partner typically bills the customer and the Company recognizes revenue as a percentage of total revenue or on a fixed fee basis in the period in which the revenue is earned.

 Cash and Cash Equivalents

     Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of 90 days or less. At December 31, 1999 and 1998, cash equivalents consist principally of money market accounts with a single financial institution. The Company maintains the majority of its cash at one financial institution. At most times, such cash is in excess of the FDIC insurance level. Carrying value approximates fair market value due to the short term maturities of the investments.

  Short Term Investments

     Short term investments are classified as available for sale and are accounted for at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

  Long-Lived Assets

     Property, equipment and improvements are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets for equipment and software (3 years) and furniture and fixtures (5 years), or the shorter of useful life or lease term for leasehold improvements or capital leases. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the accounts with any resulting gain or loss recognized in income.

     The Company capitalizes costs associated with the design and implementation of internal use software, including internally and externally developed software, in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages.

     The excess of cost over net identifiable assets acquired of $1,839 relating to CATV and $2,332 relating to HSAN has been allocated to goodwill and is being amortized on a straight-line basis over 5 years. Amortization expense for the periods ended December 31, 1999 and 1998 was $993 and $648, respectively. In connection with the acquisition of HSAN, the Company recognized an intangible asset of $80 for the acquisition of a customer base from an Internet service provider. The customer base acquisition cost is being amortized over a three year period on a straight-line basis. Amortization expense of customer acquisition cost for the periods ended December 31, 1999 and 1998 was $29 and $22, respectively.

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During 1999, the Company wrote-off $464 of capitalized costs related to software no longer in use by the Company.

  Income Taxes

     The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Stock-based Employee Compensation

     The Company accounts for stock-based awards to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and has adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

  Fair Value of Financial Instruments

     The carrying amounts for current assets and liabilities, other than notes payable to related parties and short-term investments, approximate their fair value due to their short maturity. The fair value of notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms. These notes payable are carried at $530 and $538 at December 31, 1999 and 1998, respectively. However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be different than their currently stated rates and terms. The fair value of short term investments was $141 less than the cost at December 31, 1999. The carrying values of long term debt and capital lease obligations approximate fair value.

  Engineering

     Engineering costs are expensed as incurred.

  Concentration of Credit Risk

     The Company's customers consist of residential and commercial customers in the various markets served by the Company. As such, no single customer accounted for greater than 10% of total revenues or accounts receivable balances for the periods ended December 31, 1999 and 1998. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

  Comprehensive Loss

   In 1999, SFAS No. 130, Reporting Comprehensive Income (SFAS 130), was applicable to the Company. SFAS 130 establishes standards for reporting and display of changes in equity from non-owner sources in the financial statements. Non-owner changes in stockholders' equity consists of unrealized investment gains or losses. The application of SFAS 130 did not affect results of operation or financial position but did affect disclosure of comprehensive loss.

  Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for the Company's year ending December 31, 2001. As the Company does not currently engage in or plan to engage in derivatives, or hedging transactions there will be no impact on the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

     On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the second quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 but anticipates that the adoption of SAB 101 will not have a material effect on the Company's results of operations or financial position.

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

3. SHORT TERM INVESTMENTS

     Short term investments classified as current assets at December 31, 1999 consisted of $125.4 million of U.S. Government obligations with a gross unrealized loss of $141.

     The contractual maturities of debt securities available for sale are all due within one year of December 31, 1999. Realized gains and realized losses for the year ended December 31, 1999 were $360 and $124, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     The components of property, equipment and improvements at December 31, 1999 and 1998 are as follows:

                                                    1999           1998
                                                ------------   ------------
Equipment ...................................   $     40,731   $      6,286
Furniture and fixtures ......................            960            181
Capitalized Software ........................          3,145             --
Leasehold improvements ......................            807             36
                                                ------------   ------------
                                                      45,643          6,503
Less accumulated depreciation ...............          6,335            696
                                                ------------   ------------
                                                $     39,308   $      5,807
                                                ============   ============

     Equipment includes assets acquired under capital leases, principally headend equipment, furniture and fixtures, and telephone equipment, with a cost of $11,126 and $282 at December 31, 1999 and 1998, respectively. Accumulated depreciation of these assets was $501 and $34 at December 31, 1999 and 1998, respectively. Total depreciation expense, which includes depreciation of equipment under capital lease, was $5,659 for the year ended December 31, 1999 and $696 for the Inception Period.

5. LEASE OBLIGATIONS

     The Company leases certain office facilities under non-cancelable operating leases that expire at various dates through 2005, and which require the Company to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the leases. Facility rent expense was $1,051 for the year ended December 31, 1999 and $144 for the Inception Period.

     The Company also has obligations under capital equipment leases. Future minimum lease payments under non-cancelable operating and capital leases having terms in excess of one year as of December 31, 1999 are as follows:

                                                               OPERATING      CAPITAL
                                                                 LEASES       LEASES
                                                               ----------   ----------
Year Ending December 31,
  2000 .....................................................   $    1,703   $    4,158
  2001 .....................................................        1,308        4,207
  2002 .....................................................        1,092        3,537
  2003 .....................................................        1,019          467
  2004 .....................................................          995          405
  Thereafter ...............................................           25
                                                               ----------   ----------
          Total minimum lease payments .....................   $    6,142       12,774
                                                               ==========
Less amounts representing interest .........................                     2,024
                                                                            ----------
Present value of minimum capital lease obligations .........                    10,750
Less current portion .......................................                     3,176
                                                                            ----------
Noncurrent portion .........................................                $    7,574
                                                                            ==========

     One of the capital leases is with a company affiliated with an officer of the Company. The present value of the minimum capital lease payments associated with this lease is $27 at December 31, 1999.

6. LONG TERM DEBT

  Loan Facilities

     In July 1999, the Company entered into a $5.0 million loan facility of which $2.9 million has been drawn down at December 31, 1999. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

     In April 1999, the Company entered into a $3.0 million loan facility of which $2.6 million has been drawn down at December 31, 1999. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company. The interest rate on these draws ranged from 14.63% to 15.52%. These terms are effective on the date of, and applied separately to, each draw on the total loan facility.

  Notes Payable -- Related Party

     During October, 1998, Broadband Solutions, LLC, the holder of the Series A Preferred Stock, made a loan to the Company of $1,000 bearing interest at 12% which was exchanged for 400,000 shares of Series B Preferred Stock on November 13, 1998. Interest paid to Broadband Solutions, LLC was $11.

     As part of its acquisition of HSAN, the Company assumed a note payable in the aggregate principal amount of $650, evidenced by a promissory note and assignment and security agreement, owing to Gans Multimedia Partnership. The note bears interest at a rate of 7% per annum. The Company repaid $150 of the note in December 1998 and the remaining $500 balance matures on April 1, 2001. Certain tangible assets of the Company serve as collateral for this note. The loan represents working capital of HSAN funded by Gans Multimedia Partnership from July 1997 to April 1998.

     As part of its acquisition of CATV, the Company assumed a note payable in the aggregate principal amount of $44, evidenced by a promissory note and assignment and security agreement, from a private company associated with an officer of the Company. The note bears interest at a rate of 7% per annum. The Company paid $6 during both 1999 and 1998, respectively with the remaining balance of

$32 payable in monthly installments of approximately $1 through February 5, 2003. The loan represents working capital of CATV funded by the private company from March 1998 to April 1998.

     The aggregate amount of long term debt maturities, including notes payable to related parties, at December 31, 1999 are as follows:

Year Ending December 31,
  2000.............................................................  $ 1,527
  2001.............................................................    2,256
  2002.............................................................    1,779
  2003.............................................................        0
  2004.............................................................        0
                                                                     -------
          Total principal payments.................................  $ 5,562
                                                                     =======

7. INCOME TAXES

     As of December 31, 1999 and 1998, the Company had deferred tax assets of approximately $26.5 and $3.8, respectively, primarily related to federal and state net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance based upon the Company's history of operating losses. The federal and state net operating loss carryforwards of approximately $63.6 million and $9.0 million, at December 31, 1999 and 1998, respectively, expire in years 2018 and 2019. Utilization of these net operating losses may be subject to a substantial annual limitation based upon changes in the Company's ownership as provided in Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     The Company's income tax provision (benefit) for the periods ended December 31, 1999 and 1998 differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows:


                                                                   1999            1998
                                                               ------------    ------------
Tax provision (benefit) of U.S. statutory rate .............   $    (20,724)   $     (3,392)
Net operating losses and temporary differences not
  Recognized ...............................................         20,319           3,159
Goodwill and other permanent differences ...................            405             233
                                                               ------------    ------------
          Total ............................................   $         --    $         --
                                                               ------------    ------------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, 1999 and 1998 are as follows:

                                                              1999            1998
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards ....................   $     26,793    $      3,401
  Depreciation ........................................           (606)            (56)
  Accrued expenses, not currently deductible ..........            315             439
                                                          ------------    ------------
          Total gross deferred tax assets .............         26,502           3,784
  Less valuation allowance ............................        (26,502)         (3,784)
                                                          ------------    ------------
          Net deferred tax assets .....................   $         --    $         --
                                                          ============    ============

8. EMPLOYEE BENEFITS

     The Company has established a deferred compensation plan in accordance with
Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the annual contribution limit. The Company may make contributions to the plan at the discretion of the Board of Directors. To date, no such contributions have been made by the Company.

      In 1999, the Company recorded severance and other benefit related costs of $1.2 million associated with the termination of certain of its employees in the fourth quarter of 1999. Total costs included a non-cash portion approximating $323, included in non-cash compensation expense from stock options, associated with the acceleration of the vesting on certain non-vested stock options of the terminated employees. At December 31, 1999, approximately

$776 related to the cash portion of the costs remained unpaid. The balance remaining is expected to be paid by the end of the first quarter of 2000.

9. DISTRIBUTION AGREEMENTS

  General

     As an inducement to certain cable partners to commit systems to the Company, the Company issues warrants to purchase its common stock in connection with network service agreements and other agreements, collectively referred to as distribution agreements.

     The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants and options are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the cable system to which the warrants relate, generally four to five years, in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.

  Vulcan Ventures Incorporated

     In November 1998, the Company entered into a series of agreements with Vulcan, in which the Company issued shares of Preferred Stock to Vulcan and entered into agreements under which it will provide Internet access services to customers in certain cable systems controlled by Vulcan. Under these agreements, Vulcan acquired 8,000,000 shares of Series B and 5,000,000 shares of Series C Preferred Stock including accrued dividends of $971, which were converted into 22,224,688 shares of common stock in June 1999. Vulcan continues to be a major shareholder and 3 members of the Company's Board of Directors are affiliated with Vulcan.

     These agreements included a systems access and investment agreement with Vulcan and its affiliate Charter Communications (Charter), a programming content agreement with Vulcan, and a related network services agreement with Charter. Under these agreements, Charter committed to provide the Company exclusive access to at least 750,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. Charter has an equity incentive to provide us additional homes passed, although it is not obligated to do so. Under the agreements, the Company agreed to pay Charter 50% of its gross revenues for cable modem access services, 15% of its gross revenues for dial up access services, and 50% of its gross revenues for all other optional services. In addition, if the Company sells equipment to a subscriber, it agreed to pay Charter 50% of the gross profit it receives from the sale. If Charter sells equipment to a subscriber, Charter keeps 100% of the gross revenues from the sale. The Company also agreed that Charter's share of gross revenues will not be less than that paid to other cable operators to whom it provides services. Charter can terminate the agreement, remove a particular agreement or terminate exclusivity rights, on a system-by-system basis, if the Company fails to meet performance benchmarks or otherwise breaches its agreement, including its agreement to provide content designated by Vulcan. The performance benchmarks include requiring the Company to achieve minimum penetration rates, to add equipment or bandwidth capacity when Internet data traffic on a system reaches set levels, to maintain a designated response rate at its call center and resolve a designated percentage of all non-cable plant related trouble calls within specific time frames, and to provide monthly reports to Charter tracking the Company's compliance with these requirements. Charter can also terminate this agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays the Company a termination fee based on the net present value of revenues the Company otherwise would earn for the remaining term of the agreement from end users subscribing to the Company's services as of the termination date. During the term of the agreements, the Company has agreed not to compete with Charter in any market in which it owns or operates a cable system and will not deploy Worldgate, Web TV(R) or various other digital TV products in the market areas of any committed system or in areas in which Charter operates a cable system. The agreements will continue until the Company ceases to provide services to an end user residing in a home passed in a committed system.

     The Company also agreed to issue a warrant to Charter that will, in the aggregate, entitle Charter to purchase 7,750,000 shares of the Company's common stock at a purchase price of $3.23 per share. The warrants become exercisable at the rate of 1.55 shares of common stock for each home passed in excess of 750,000. A minimum of 3,875,000 warrants must be earned by Charter on or before July 31, 2001, and a minimum of 3,875,000 warrants must be earned by Charter on or before July 31, 2003. Each warrant issued to Charter must be exercised on or before one year from the date that the warrants may be earned. The warrants may be forfeited in certain circumstances, generally if the number of homes passed in committed systems is reduced.

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

    As of December 31, 1999, Charter has earned 77,738 warrants under these agreements. Deferred distribution agreement costs of $780 were recorded in conjunction with these warrants for year ended December 31, 1999. Amortization of distribution agreement costs of $154 was recognized in the statement of operations for the same period. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Charter earn the right to purchase additional common shares based on the number of homes passed committed to the Company.

Classic Cable

     In July 1999, the Company executed a series of agreements with Classic Cable, Inc. (Classic). The Company issued warrants to purchase up to 600,000 shares of the Company's common stock at a purchase price of $13.00 per share. The warrants are earned and exercisable generally at the rate of one share of common stock per home passed in systems committed subject to certain minimum homes passed criteria. The warrants may be earned by Classic on or before December 31, 2003. The warrants must be exercised within three years of the date earned.

     As of December 31, 1999, Classic has earned warrants to purchase 76,095 shares of common stock under these agreements. Deferred distribution agreement costs of $1.9 million were recorded in connection with the warrants during the year ended December 31, 1999. Amortization of distribution agreement costs of $162 was recognized in the statement of operations for the same period. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Classic earn the right to purchase additional shares based on the number of homes passed committed to the Company.

Cable Management Associates

     In July 1999, the Company executed a series of agreements with ETAN Industries Inc. d/b/a Cable Management Associates (CMA). The Company issued warrants to purchase up to 200,000 shares of the Company's common stock at a purchase price of $13.00 per share. The warrants are earned and exercisable generally at the rate of one share of common stock for each home passed in systems committed to the Company by CMA subject to certain minimum homes passed criteria. The warrants may be earned by CMA on or before December 31, 2002. The warrants must be exercised on or before December 31, 2002.

     As of December 31, 1999, CMA has earned warrants to purchase 44,911 shares of common stock under these agreements. Deferred distribution agreement costs of $1.8 million were recorded in conjunction with the warrants during the year ended December 31, 1999. Amortization of distribution agreement costs of $171 was recognized in the statement of operations for the same periods. Additional deferred distribution agreement costs may be recorded and amortized in future periods should CMA earn the right to purchase additional shares based on the number of homes passed committed to the Company.

Microsoft Corp.

     Microsoft purchased 824,742 shares of the Company's common stock for total proceeds of $10 million concurrently with the Offering at the offering price net of the underwriting discount. At the time of the Offering, the Company also had a non-binding letter of intent with Microsoft covering a number of potential areas of strategic relationship.

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

     The Company recorded expense of $3.2 million during the year ended December 31, 1999 related to the issuance of these warrants based on the fair value of the shares at the time of grant. Additional expense may also be recognized in future periods should Microsoft earn the right to purchase additional common stock based on the number of homes passed committed to the Company by Comcast Corp.

ROAD RUNNER AGREEMENT

     In July 1999, the Company entered into an agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services. The agreement establishes general terms and conditions under which Road Runner may, if it wishes, engage the Company as a subcontractor to provide all or some of the Company's network integration services to cable operators who contract with Road Runner to deploy Road Runner-branded Internet content and access services. The agreement also grants ServiceCo LLC a warrant to purchase one share of common stock at a price of $5 per share for each home passed, up to a maximum of 5 million homes, in those systems where ServiceCo LLC engages the Company to serve as a subcontractor of services. No warrants have been issued under this agreement as of December 31, 1999.

10. STOCK OPTION PLAN

     In April 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan (the 1998 Plan). A total of 1,395,000 shares of common stock were reserved for issuance under the 1998 Plan. The Company adopted the 1999 Stock Option Plan (1999 Plan) and the 1999 Non-Employee Directors Plan (the Directors
Plan) in January 1999. A total of 3,100,000 and 465,000 shares are reserved for issuances under the 1999 Plan and the Directors Plan, respectively.

     The exercise price for the options is determined by the Board of Directors, but generally shall not be less than 100% of the estimated fair market value of the common stock on the date the option is granted. Generally, the options vest over a five-year period for the 1998 Plan and over a four-year period for the 1999 Plan and Directors Plan, after the date of grant and expire ten years after the date of grant. The 1998 Plan provided for accelerated vesting as a result of the Offering. Option holders that terminate their employment with the Company forfeit all non-vested options. Employees, key advisors and non-employee directors of the Company are eligible to receive awards under the 1998 Plan.

     Stock options with an exercise price of $.65 and $1.61 were granted under the 1998 Plan with an exercise price equal to the price per share at which Preferred Stock was issued during the month in which the options were granted. Stock options granted under the 1998 Plan with an exercise price of $3.23 in December 1998, were later determined to be compensatory based on a revised estimate of the fair value of the Company's common stock. Upon the Offering in 1999, the Company recognized non-cash compensation expense from stock options of $84 related to the acceleration of vesting of stock options outstanding under the 1998 Plan. Expense recognized in 1998 was insignificant.

     Options to acquire an additional 140,740 shares under the 1998 Plan were granted in January 1999. These options were also considered compensatory, and the Company recorded deferred compensation of approximately $1,090. Upon the Offering, the Company recognized non-cash compensation expense from stock options of $1,090 related to the acceleration of vesting of these options.

     Options to purchase 46,500 shares were granted under the 1999 Plan with an exercise price of $3.23 per share. These stock options were considered to be compensatory, and accordingly, the Company recorded deferred compensation of $360. The Company will recognize this amount over the four year vesting period of these options. During the year ended December 31, 1999, the Company recognized $72 of non-cash compensation expense related to these options. Options to purchase 2,612,615 shares were also granted under the 1999 Plan with an exercise price equal to the fair market value at the time of grant. The Company recognized $323 of non-cash compensation expense from stock options for the acceleration of 44,963 options, granted under the 1999 Plan, in connection with severance agreements during the year ended December 31, 1999.

     Under the Directors Plan, options to purchase 189,875 shares with an exercise price of $3.23 per share, were granted in January 1999, all of which were immediately exercisable. These options were considered compensatory and accordingly, the Company recognized expense of $1,470 of non-cash compensation expense from stock options during the year ended December 31, 1999 related to the issuance of these options.

     The Company has adopted the disclosure only provisions of SFAS 123. The weighted average fair value of stock options granted was $15.38 and $.42 for the periods ended December 31, 1999 and 1998, respectively. Had compensation expense been recognized pursuant to SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss available to common stockholders per share would have been increased to the pro forma amounts indicated below for the periods ended December 31, 1999 and 1998:

                                                                        1999            1998
                                                                    ------------    ------------
Net loss available to common stockholders-- as
reported ........................................................   $   (291,222)   $   (130,642)
Basic and diluted net loss available to common stockholders
   per share-- as reported ......................................   $      (8.69)   $     (21.07)
Pro forma basic and diluted net loss available to common
  stockholders ..................................................   $   (294,766)   $   (130,654)
Pro forma basic and diluted net loss available to common
  stockholders per share ........................................   $      (8.80)   $     (21.07)


     The fair value of each option grant is estimated on the date of grant using the minimum value option pricing method for grants prior to the Offering and the Black-Scholes pricing model for grants following the Offering, with the following weighted average assumptions used for grants for the periods ended December 31, 1999 and 1998:

                                                                                        1999        1998
                                                                                        ----        ----
Expected life of options in years.............................................        5 years     5 years
Risk-free interest rate.......................................................           5%         5%
Expected dividend yield.......................................................           0%         0%
Expected volatility (subsequent to Offering)..................................          90%         N/A


     The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net loss for future years because variables such as option grants, exercises and stock price volatility included in the disclosures may not be indicative of future activity.

      The following table summarizes the activity in the Plan:

                                      SHARES UNDER            EXERCISE PRICE            WEIGHTED AVERAGE
                                         OPTION                 PER SHARE                EXERCISE PRICE
                                   ------------------    -------------------------      ----------------
Outstanding at April 3, 1998                        -
  Options Granted                             709,435    $ 0.65     to     $  3.23      $           1.36
  Options Cancelled                            (4,650)   $ 0.65     to     $  3.23      $           1.48
                                   ------------------                                   ----------------

Outstanding at December 31, 1998              704,785    $ 0.65     to     $  3.23      $           1.35
  Options Granted                           2,989,730    $ 3.23     to     $ 27.88      $          16.41
  Options Cancelled                          (248,503)   $ 3.23     to     $ 27.88      $          13.88
  Options Exercised                          (464,320)   $ 0.65     to     $  3.23      $           1.53
                                   ------------------                                   ----------------

Outstanding at December 31, 1999            2,981,692    $ 0.65     to     $ 27.88      $          15.38
                                   ==================                                   ================


     The following table summarizes information about options outstanding at December 31, 1999:

                                        STOCK OPTIONS OUTSTANDING                          STOCK OPTIONS EXERCISABLE
                         -----------------------------------------------------------    -------------------------------
                                            WEIGHTED AVERAGE
       RANGE OF                           REMAINING CONTRACTUAL     WEIGHTED AVERAGE                   WEIGHTED AVERAGE
    Exercise Price          SHARES                LIFE               EXERCISE PRICE       SHARES        EXERCISE PRICE
----------------------   ------------     ---------------------     ----------------    ----------     ----------------
$  0.65   to   $  5.00        666,522                       9.0     $           4.39       530,085     $           2.81
$ 13.00   to   $ 13.00        729,545                       9.3     $          13.00        27,551     $          13.00
$ 17.63   to   $ 22.19      1,016,500                       9.8     $          18.82
$ 25.63   to   $ 27.88        569,125                       9.7     $          26.46         2,725     $          26.51
-------        -------   ------------     ---------------------     ----------------    ----------     ----------------

$  0.65   to   $ 27.88      2,981,692                       9.5     $          15.38       560,361     $           3.42
=======        =======   ============     =====================     ================    ==========     ================

11. LOSS PER SHARE

     The Company computes net loss per share under the provisions of SFAS No. 128 Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB
98). Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic and diluted net loss available to common stockholders per share for the year ended December 31, 1999 and the Inception Period were $8.69 and $21.07 based on weighted average shares outstanding of 33,506,735 and 6,200,000, respectively

     Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's Preferred Stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount equals basic earnings per share because the Company has a net loss, thus the impact of the assumed exercise of the stock options and the assumed preferred stock conversion is antidilutive. Options and issued warrants to purchase 3,567,936 and 704,785 shares of common stock at December 31, 1999 and 1998, respectively, were excluded from the calculation above because they are antidilutive.

     In addition, there is a potential to issue additional warrants pursuant to the agreements set forth in Note 9. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be antidilutive. In the future, the Company also may issue additional stock or warrants to purchase its common stock in connection with its efforts to expand the distribution of its services. Stockholders could face additional dilution from these possible future transactions.

12. RELATED PARTY TRANSACTIONS

  General

     In November 1998, the Company entered into a systems access agreement with Vulcan, Charter and Marcus a programming content agreement with Vulcan, and a related networks services agreement with Charter and Marcus, pursuant to which Vulcan, Charter and Marcus retained the Company to offer and provide Internet access and related services to cable customers of various cable systems owned and operated by Charter and Marcus. Vulcan is a significant stockholder and management of Vulcan and Charter represent 3 of the companies Board of Directors. See Note 9 "Distribution Agreements" for more information on these agreements.

     The Company has an agreement with Gans Multimedia Partnership, an entity owned by Joseph S. Gans, III, a founder and former director of HSA, under which Gans Multimedia granted the Company the exclusive right to provide the customers of six cable systems owned by Gans Multimedia with high speed Internet access. The agreement has a five year term and provides that Gans Multimedia will receive a share of the gross revenues the Company receives under the agreement. During 1999 and 1998, the Company paid Gans Multimedia $166 and $76 under the agreement, respectively.

     The Company has an agreement to pay $15 each quarter for financial consulting services provided by a private investment firm managed by two of the Company's directors. The Company has a payable of $123 and $60 to the private investment firm at December 31, 1999 and 1998. These fees are payable upon the earlier of a determination by the Company's Board of Directors that the Company has sufficient cash flow to pay the fees or the Company achieves $100 or more in after-tax quarterly profits for two consecutive quarters.

     An officer of the Company is associated with a private company that entered into a service agreement with the Company to provide certain financial, accounting, professional staffing and legal services to the Company. The Company paid fees of $71 relating to these services during the period ended December 31, 1998. This service agreement was terminated on December 31, 1998. The private company also leased certain equipment to the Company as described in Note 4. Lease payments paid by the Company on this capital lease were $6 for each of the periods ended December 31, 1999 and 1998.

  Notes Payable -- Related Party

     See Notes Payable - Related Party in Note 6.

13. COMMITMENTS AND CONTINGENCIES

     The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position of the Company.

  Significant Agreements:

The company uses high speed data backbone circuits provided by a national telecommunication company. The contract period for the service agreements is three years from the date the circuit is installed. Minimum payments under the service agreements are approximately as follows:

Year Ending December 31,
2000                          $    7,300
2001                               7,250
2002                               4,950
2003                                  25
                              ----------
Total                         $   19,525
                              ==========

14. RISKS AND UNCERTAINTIES

  Requirements for Additional Financing

     The Company expects to experience substantial negative cash flows from operating activities and investing activities for at least the next several years due to the deployment of its services into new markets and the enhancement of its network and operations. During 1999, the Company raised cash through the sale of the Company's Preferred Stock and common stock. At December 31, 1999, the primary source of liquidity for the Company was $53.3 million of cash and cash equivalents and $125.4 million of short term investments, as well as $2.5 million in available long term debt and $5.6 million in unused capital lease financing facilities. Management believes these financing sources will be sufficient to meet the Company's working capital requirements, including operating losses, and capital expenditures. Other financing may be obtained from additional debt and leasing facilities. There can be no assurance as to the availability or terms upon which such financing and equity might be obtained. If financing is not available at terms acceptable to the company, management has the intent and believes it has the ability to reduce expenditures so as to delay the need for additional financing.

  Dependence on Key Technology Suppliers and Cable Companies

     The Company currently depends on a limited number of suppliers for certain key technologies used to build and manage the Company's services. Although the Company believes that there are alternative suppliers for each of these technologies, the Company has established favorable relationships with each of its current suppliers, and it could take a significant period of time to establish relationships with alternative suppliers and substitute their technologies. The loss of any of the Company's relationships with its current suppliers could have a material, adverse effect on the Company's financial condition and results of operations. Should the Company not obtain additional cable systems for distribution, it could have a material, adverse effect on the Company's financial condition and results of operations.

     The Company's business plan is dependent on cable companies to distribute its service to its subscribers. The Company has an agreement with several of its shareholders to provide exclusive Internet access on certain cable systems controlled by them. However, there is no guarantee that the shareholders will provide additional cable systems for distribution by the Company. In addition, the Company's agreements with individual cable systems are for terms of no more than 5 years, and they may be terminated prior to that date under certain circumstances.

     The Company's ability to provide its services is also dependent on the availability and reliability of the infrastructure of the cable system operators. Currently, many cable system operators in the Company's markets and potential markets have not upgraded their systems to allow the Company to efficiently provide its services. These cable system operators are under no obligation to undertake an upgrade of their systems, and the Company is therefore dependent on cable system operators to make the improvements that will allow the Company to provide its services.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of unaudited quarterly financial information for the year ended December 31, 1999 and the period April 3, 1998 (Inception) to December 31, 1998 follows.

               (in thousands, except share and per share amounts)



                                                     THREE MONTHS   THREE MONTHS     THREE MONTHS    THREE MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                       MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                         1999            1999            1999            1999
                                                     ------------    ------------    ------------    ------------
Net revenues .....................................   $        299    $        641    $      1,070    $      1,436

Loss from operations .............................         (8,156)        (15,899)        (17,027)        (25,532)
Net loss .........................................         (8,037)        (15,252)        (14,325)        (23,338)
Net loss available to common stockholders ........       (113,787)       (139,772)        (14,325)        (23,338)
Basic and diluted net loss available to
    common stockholders per share ................         (18.35)          (7.47)          (0.26)          (0.43)


                                                                   THREE MONTHS     THREE MONTHS
                                                  APRIL 3, 1998        ENDED            ENDED
                                                       TO          SEPTEMBER 30,    DECEMBER 31,
                                                  JUNE 30, 1998        1998             1998
                                                  -------------    -------------    -------------
Net revenues ..................................   $          91    $         101    $         145
Loss from operations ..........................          (1,789)          (3,495)          (4,731)
Net loss ......................................          (1,793)          (3,506)          (4,675)
Net loss available to common stockholders .....          (1,793)         (11,091)        (117,757)
Basic and diluted net loss available to
    common stockholders per share .............           (0.29)           (1.79)          (18.99)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning the Company's directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 - Election of Directors" of the Proxy Statement. The information concerning the Company's executive officers required by Item 10 is incorporated by reference to the section of the Proxy Statement entitled "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 - Election of Directors" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial "Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Document filed as part of this report: The Financial Statements filed as part of this report are listed on the Index to Financial Statements on page 31.

          (b)  Reports on Form 8-K None

          (c)  Exhibits See Exhibit Index on Page ____.

               Financial Data Schedule

                                  o SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.


                                     o         HIGH SPEED ACCESS CORP.

                                     By: /s/ Daniel J. O'Brien
                                        ---------------------------------------
                                                 Daniel J. O'Brien
                                         President and Chief Executive Officer



                                     By: /s/ George E. Willett
                                        ---------------------------------------
                                                 George E. Willett
                                                Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dan O'Brien and George E. Willett, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000:



                 SIGNATURE                                    TITLE                                    DATE
                 ---------                                    -----                                    ----
By: /s/ Daniel J. O'Brien                                     President and Chief Executive Officer    March 27, 2000
   ---------------------------------------------              (Principal Executive Officer)
                 Daniel J. O'Brien

By: /s/ George E. Willett                                     Chief Financial Officer, (Principal      March 27, 2000
   ---------------------------------------------              Financial and Accounting Officer
                 George E. Willett

By: /s/ David A. Jones, Jr.                                   Director, Chairman                       March 27, 2000
   ---------------------------------------------
                David A. Jones, Jr.

By:                                                           Director, Vice Chairman                  _____ __, 2000
   ---------------------------------------------
                Robert S. Saunders

By: /s/ Irving W. Bailey, II                                  Director                                 March 27, 2000
   ---------------------------------------------
               Irving W. Bailey, II

By: /s/ Michael E. Gellert                                    Director                                 March 27, 2000
   ---------------------------------------------
                Michael E. Gellert

By: /s/ Jerald L. Kent                                        Director                                 March 27, 2000
   ---------------------------------------------
                  Jerald L. Kent

By: /s/ William D. Savoy                                      Director                                 March 27, 2000
   ---------------------------------------------
                 William D. Savoy

By:                                                           Director                                 _____ __, 2000
   ---------------------------------------------
                 Stephen E. Silva

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                           DESCRIPTION
   -------                         -----------
    3.1**           Amended and Restated Certificate of Incorporation.

    3.2**           Amended and Restated Bylaws.

    4.1**           Specimen Common Stock certificate.

    4.2** See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant.

    10.1**          Contribution Agreement among High Speed Access Corp.,
                    Broadband Solutions, LLC, and certain shareholders of High
                    Speed Access Corp., dated as of April 3, 1998, as amended
                    November 25, 1998.

    10.2** Series B Convertible Preferred Stock Purchase Agreement between High Speed Access Corp. and Broadband Solutions II,
                    LLC, dated as of September 1, 1998, as amended November 25,
                    1998.

    10.3** Series B Convertible Preferred Stock Purchase Agreement between High Speed Access Corp. and Vulcan Ventures,
                    Incorporated, dated as of November 25, 1998.

    10.4** Series C Convertible Preferred Stock Purchase Agreement between High Speed Access Corp. and Vulcan Ventures,
                    Incorporated, dated as of November 25, 1998.

    10.5**          Class A Securities Purchase Warrant between High Speed
                    Access Corp. and Vulcan Ventures, Incorporated, dated as of
                    November 25, 1998, as assigned April 23, 1999, and as amended April 29, 1999.

    10.6**          Class B Securities Purchase Warrant between High Speed
                    Access Corp. and Vulcan Ventures, Incorporated, dated as of
                    November 25, 1998, as assigned April 23, 1999, and as amended April 29, 1999.

    10.7**          Systems Access and Investment Agreement among High Speed
                    Access Corp., Vulcan Ventures, Incorporated, Charter
                    Communications, Inc. and Marcus, Inc., dated as of November
                    25, 1998.

    10.8**          Programming Content Agreement between High Speed Access
                    Corp. and Vulcan Ventures, Incorporated, dated as of November 25, 1998.

    10.9**          Network Service Agreement between High Speed Access Corp.,
                    Charter Communications, Inc., and Marcus Cable, Inc., dated as of November 25, 1998.

    10.10** Amended and Restated Registration Rights Agreement, dated as of November 25, 1998.

    10.11** Voting Agreement by and among High Speed Access Corp. and certain shareholders dated as of November 25, 1998.

    10.12** Employment, Non-Competition and Non-Disclosure Agreement with W. Kent Oyler, III, dated April 3, 1998.

    10.13** Employment, Non-Competition and Non-Disclosure Agreement with Ronnie W. Pitcock, dated April 3, 1998

    10.14** $650,000 Promissory Note by High Speed Access Corp. in favor of Gans Multimedia Partnership, dated April 3, 1998.

    10.15** Assignment and Security Agreement dated April 3, 1998 between High Speed Access Corp. and Gans Multimedia
                    Partnership.

    10.16**         Non-competition and Non-disclosure Agreement dated April 3,
                    1998 between High Speed Access Corp. and Joseph S. Gans,
                    III.

    10.17**         Convertible Preferred Stock Purchase Agreement dated as of
                    April 3, 1998 among High Speed Access Network, Inc., Ronnie
                    W. Pitcock, Joseph S. Gans, III and Broadband Solutions,
                    LLC.

    10.18**         Convertible Preferred Stock Purchase Agreement dated as of
                    February 23, 1998 among CATV.net, Inc., Kent Oyler, David
                    Gibbs, Gibbs Family Limited Partnership, Colorado Limited
                    Partnership, OPM Services, Inc. and Broadband Solutions,
                    LLC.

    10.19** Convertible Preferred Stock Registration Rights Agreement dated as of February 23, 1998 among CATV.net, Inc., Kent
                    Oyler, David Gibbs, Gibbs Family Limited Partnership,
                    Colorado Limited Partnership, OPM Services, Inc. and
                    Broadband Solutions, LLC.

    10.20**         Services Agreement dated February 20, 1998 between CATV.net,
                    Inc. and OPM Services, Inc.

    10.21**         Asset Purchase Agreement dated March 17, 1999 among High
                    Speed Access Corp., Atlanta On-Line InterNet, Inc., Marvin
                    Anglin and Ellen Anglin.

    10.22** Warrant to Purchase Common Stock dated March 24, 1999 between High Speed Access Corp. and Atlanta On-Line
                    InterNet, Inc.

    10.23**         Warrant to Purchase Common Stock of Darwin Networks, Inc.
                    dated as of March 15, 1999 between Darwin Networks, Inc. and
                    High Speed Access Corp.

    10.24**         Revolving Credit Note dated as of March 15, 1999 issued by
                    Darwin Networks, Inc. in favor of High Speed Access Corp.

    10.25**         Services Agreement dated as of March 15, 1999 between High
                    Speed Access Corp. and Darwin Networks, Inc.

    10.26**         Amended and Restated Shareholders Agreement dated as of
                    November 25, 1998 among High Speed Access Corp. and shareholders of High Speed Access Corp.

    10.27**         Master Loan and Security Agreement dated as of February 4,
                    1999 between Finova Capital Corporation and High Speed
                    Access Corp.

    10.28**         Lease dated April 1, 1998 between High Speed Access Corp.
                    and Henry Vogt Machine Co., as amended by a First Amendment to Lease dated May 1, 1998, a Second Amendment to Lease dated June 1, 1998, a Third Amendment to Lease dated July
                    20, 1998, a Fourth Amendment to Lease dated September 1,
                    1998, a Fifth Amendment to Lease dated November 1, 1998, a
                    Sixth Amendment to Lease dated January 1, 1999, and a
                    Seventh Amendment to Lease dated March 15, 1999.

    10.29**         HSAnet Cable Affiliate Agreement between High Speed Access
                    Network, Inc. and Gans Multimedia Partnership dated October
                    15, 1997.

    10.30**         1998 High Speed Access Corp. Stock Option Plan.

    10.31**         1999 High Speed Access Corp. Stock Option Plan.

    10.32**         High Speed Access Corp. Non-Employee Director Stock Option
                    Plan.

    10.33**         Form of Indemnity Agreement between High Speed
                    Access Corp. and each of the directors and executive officers.

    10.34** Securities Purchase Warrant dated as of April 30, 1999 between High Speed Access Corp. and Microsoft Corporation.

    10.35**         Letter Agreement dated as of April 30, 1999 between High
                    Speed Access Corp. and Microsoft Corporation.

    10.36**         Letter of Intent between High Speed Access Corp. and
                    ServiceCo LLC dated as of March 31, 1999.

    10.37** Master Services Agreement dated as of January 1, 1999 between High Speed Access Corp. and National Cable
                    Television Cooperative, Inc.

    10.38           Master Agreement dated July 22, 1999 between High Speed
                    Access Corp. and ServiceCo LLC. (Incorporated by reference to Exhibit 10.1 to Registrants' Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1999.)

    10.39           Securities Purchase Warrant dated July 22, 1999 between High
                    Speed Access Corp. and ServiceCo LLC (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.40           Letter Agreement dated June 15, 1999 between Microsoft Corp.
                    and High Speed Access Corp. (Incorporated by reference to
                    Exhibit 10.3 to Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.41           Securities Purchase Warrant dated June 15, 1999 between
                    Microsoft Corp. and High Speed Access Corp. (Incorporated by reference to Exhibit 10.4 to Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.42 Master Agreement to Lease Equipment dated May 18, 1999 between Cisco Systems Capital Corporation and High Speed
                    Access Corp. (Incorporated by reference to Exhibit 10.5 to
                    Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.43           Form of Securities Purchase Warrant entered into between
                    High Speed Access Corp. and cable partners. (Incorporated by reference to Exhibit 10.6 to Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.44           Additional System Notice and Partial HSAC Services
                    Supplement dated as of April 28, 1999 between Charter
                    Communications, Inc. and High Speed Access Corp.
                    (Incorporated by reference to Exhibit 10.7 to Registrants'
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1999.)

    10.45           Letter Agreement dated as of May 26, 1999 between Vulcan
                    Ventures, Incorporated, Marcus Cable Operating Company, LLC,
                    Charter Communications, Inc. and High Speed Access Corp.
                    (Incorporated by reference to Exhibit 10.8 to Registrants'
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1999.)

    10.46           Securities Purchase Warrant dated June 3, 1999 between
                    Classic Cable, Inc. and High Speed Access Corp.
                    (Incorporated by reference to Exhibit 10.1 to Registrants'
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999.)

    10.47           Securities Purchase Warrant dated June 4, 1999 between ETAN
                    Industries, Inc. and High Speed Access Corp. (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1999.)

    10.48 Cherry Creek Plaza Office Building Lease dated May 18, 1999 between Plaza II, Ltd. and High Speed Access Corp.
                    (Incorporated by reference to Exhibit 10.3 to Registrants'
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999.)

    10.49           Deed of Lease dated August 20, 1999 between Realty
                    Associates Fund III. LP and High Speed Access Corp.
                    (Incorporated by reference to Exhibit 10.4 to Registrants'
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999.)

    10.50           Sublease dated August 20, 1999 between R Squared
                    Distributing of Colorado and High Speed Access Corp.
                    (Incorporated by reference to Exhibit 10.5 to Registrants'
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999.)

    10.51           Letter Agreement dated January 31, 2000 between High Speed
                    Access Corp. and Ronnie N. Pitcock, Sr.

    10.52           Employment Agreement dated as of October 1, 1999 between
                    High Speed Access Corp. and Daniel J. O'Brien.

    10.53           Supplemental Executive Compensation Agreement dated as of
                    October 1, 1999 between High Speed Access Corp. and Daniel
                    J. O'Brien.

    10.54           Stock Option Agreement dated as of October 1, 1999 between
                    High Speed Access Corp. and Daniel J. O'Brien.

    21.1**          Subsidiaries.

    23.1            Consent of PricewaterhouseCoopers LLP.

    24              Power of Attorney (included on signature page to this Report).

    27.1            Financial Data Schedule.


------------------
** Incorporated by reference to identically numbered exhibit included in the Registrant's Registration Statement on Form S-1 (File No. 333-74667)

# Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.