Form 10-Q
period 2000-03-31
HIGH SPEED ACCESS CORP
filed 2000-05-15
CIK 1075244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q
---------

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
_______________.

                        COMMISSION FILE NUMBER 000-26153
                        --------------------------------

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

                                 ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of May 10, 2000...55,668,025

                                      Index

                                                                                                             Page
    Part I - Financial Information

    Item 1 - Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
             December 31, 1999                                                                                 3

             Condensed Consolidated Statements of Operations for the three-months ended
             March 31, 2000 and 1999 (Unaudited)                                                               4

             Condensed Consolidated Statements of Cash Flows for the
             three-months ended March 31, 2000 and 1999 (Unaudited)                                            5

             Notes to Condensed Consolidated Financial Statements (Unaudited)                                  6

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations             8

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                       13

Part II - Other Information

    Item 1 - Legal Proceedings                                                                                23

    Item 2 - Changes in Securities and Use of Proceeds                                                        23

    Item 3 - Defaults upon Senior Securities                                                                  23

    Item 4 - Submission of Matters to a Vote of Security Holders                                              23

    Item 5 - Other Information                                                                                23

    Item 6 - Exhibits and Reports on Form 8-K                                                                 24

    Signatures

Item I - Financial Information

     Part 1 - Financial Statements

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2000            1999
                                                                                 ---------     ------------
                                                                                (UNAUDITED)
                                ASSETS

Current assets:
     Cash and cash equivalents                                                   $  55,524      $  53,310
     Short term investments                                                         89,304        125,420
     Accounts receivable, net of allowance for doubtful accounts of $103
       and $63, respectively                                                           606            393
     Prepaid expenses and other current assets                                       3,966          4,308
                                                                                 ---------      ---------
              Total current assets                                                 149,400        183,431

Property, equipment and improvements, net                                           47,955         39,308
Intangible assets, net                                                               3,024          3,300
Deferred distribution agreement costs, net                                           3,817          4,042
Other assets                                                                           666            345
                                                                                 ---------      ---------
              Total assets                                                       $ 204,862      $ 230,426
                                                                                 =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $  11,921      $  10,226
     Accrued compensation and related expenses                                       2,971          3,842
     Other current liabilities                                                       6,130          3,916
     Long-term debt, current portion                                                 1,921          1,527
     Capital lease obligations, current portion                                      3,344          3,176
                                                                                 ---------      ---------
              Total current liabilities                                             26,287         22,687

Long-term debt                                                                       4,440          4,035
Capital lease obligations                                                            5,848          7,574
                                                                                 ---------      ---------
              Total liabilities                                                     36,575         34,296
                                                                                 ---------      ---------

Commitments and contingencies


Stockholders' equity:


     Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding

     Common stock, $.01 par value, 400,000,000 shares authorized, 54,397,042 and 54,276,130 shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                                   544            543

     Class A common stock, 100,000,000 shares authorized, none issued and outstanding

     Additional paid-in-capital                                                    619,198        618,823

     Deferred compensation                                                            (264)          (288)

     Accumulated deficit                                                          (450,534)      (422,807)

     Accumulated other comprehensive loss                                             (657)          (141)
                                                                                 ---------      ---------
              Total stockholders' equity                                           168,287        196,130
                                                                                 ---------      ---------
              Total liabilities and stockholders' equity                         $ 204,862      $ 230,426
                                                                                 =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                2000              1999
                                                                                            ------------      ------------

Net revenue                                                                                 $      1,994      $        299

Costs and expenses:

Operating                                                                                         15,946             2,123
Engineering                                                                                        4,912             1,485
Sales and marketing                                                                                6,216             2,038
General and administrative (excluding non-cash compensation expense from stock options)            4,033             1,286
Non-cash compensation expense from stock options                                                      24             1,523
Amortization of distribution agreement costs                                                         225                --
                                                                                            ------------      ------------
  Total costs and expenses                                                                        31,356             8,455
                                                                                            ------------      ------------

Loss from operations                                                                             (29,362)           (8,156)
Investment income                                                                                  2,125               144
Interest expense                                                                                    (490)              (25)
                                                                                            ------------      ------------
Net loss                                                                                         (27,727)           (8,037)

Mandatorily redeemable convertible preferred stock dividends                                          --              (518)
Accretion to redemption value of mandatorily redeemable convertible
   preferred stock                                                                                    --          (105,232)
                                                                                            ------------      ------------
Net loss available to common stockholders                                                   $    (27,727)     $   (113,787)
                                                                                            ============      ============

Basic and diluted net loss available to common stockholders per share                       $      (0.51)     $     (18.35)
                                                                                            ============      ============

Weighted average shares used in computation of basic and diluted net loss
  available to common stockholders per share                                                  54,329,031         6,200,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  2000           1999
                                                                                                ---------      ---------

OPERATING ACTIVITIES

Net loss                                                                                        $ (27,727)     $  (8,037)
     Adjustments to reconcile net loss to cash used
     in operating activities:
         Depreciation and amortization                                                              3,603            897
         Non-cash compensation expense from stock options                                              24          1,523
         Amortization of distribution agreement costs                                                 225             --
         Changes in operating assets and liabilities excluding the effects of acquisitions:
            Accounts receivable                                                                      (213)          (167)
            Prepaid expenses and other current assets                                                 342           (197)
            Other non-current assets                                                                 (321)          (871)
            Accounts payable                                                                       (1,482)           763
            Accrued compensation and related expenses                                                (871)           374
            Other current liabilities                                                               2,214            895
                                                                                                ---------      ---------
Net cash used in operating activities                                                             (24,206)        (4,820)
                                                                                                ---------      ---------

INVESTING ACTIVITIES

     Purchase of short-term investments                                                           (65,883)            --
     Sales and maturities of short-term investments                                               101,483             --
     Purchase of property, equipment and improvements, net of leases                               (7,912)        (5,497)
     Purchase of customer base                                                                         --           (204)
                                                                                                ---------      ---------
Net cash provided by (used in) investing activities                                                27,688         (5,701)
                                                                                                ---------      ---------

FINANCING ACTIVITIES

     Payments on capital lease obligations                                                         (2,443)           (11)
     Proceeds from long-term debt                                                                   1,213             --
     Payments on long-term debt                                                                      (414)            (6)
     Proceeds from exercise of stock options                                                          376             --
                                                                                                ---------      ---------
Net cash used in financing activities                                                              (1,268)           (17)
                                                                                                ---------      ---------


Net change in cash and cash equivalents                                                             2,214        (10,538)

Cash and cash equivalents, beginning of period                                                     53,310         17,888
                                                                                                ---------      ---------


Cash and cash equivalents, end of period                                                        $  55,524      $   7,350
                                                                                                =========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment acquired under capital leases                                                    $     885      $      84
     Property and equipment purchases payable                                                   $   6,543      $   1,880
     Distribution of Darwin Networks, Inc. subsidiary to shareholders                           $      --      $     943
     Warrants issued in connection with acquisitions                                            $      --      $     130

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company and Basis of Presentation

The Company

     High Speed Access Corp. and Subsidiaries (hereinafter referred to as the Company, we, us, or our) provides high speed Internet access via cable modems to residential and commercial customers in exurban areas. The Company enters into long-term exclusive contracts with cable system operators to provide them with a comprehensive "turnkey" service. That service enables a cable system's customers to receive high speed Internet access. In exchange for providing the Company with access to its customers, the Company pays the cable operator a portion of the monthly fees received from an end user that subscribes to the services.

     The Company also offers to our cable partners a partial turnkey solution. In a partial turnkey solution, the Company delivers fewer services and incur lower costs than in a full turnkey solution but also earns a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. The Company's cable partners will typically bill the end user and will remit the Company's percentage of the revenue or the fixed fee. The Company anticipates that partial turnkey solutions will become a more significant part of its business mix.

Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Note 2 - Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for the Company's year ending December 31, 2001. As the Company does not currently engage in or plan to engage in derivatives, or hedging transactions there will be no impact on the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the second quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 but anticipates that the adoption of SAB 101 will not have a material effect on the Company's results of operations or financial position.

Note 3 - Net Loss Per Share

     The Company computes net loss per share under the provisions of SFAS No. 128 "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic and diluted net loss available to common stockholders per share for the quarters ended March 31, 2000 and 1999, were $0.51 and $18.35 based on weighted average shares outstanding of 54,329,031 and 6,200,000, respectively.

     Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's Preferred Stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount equals basic earnings per share because the Company has a net loss, thus the impact of the assumed exercise of the stock options and the assumed preferred stock conversion is antidilutive. Options and issued warrants to purchase 3,864,664 shares of common stock at March 31, 2000 were excluded from the calculation above because they are antidilutive.

     In addition, there is a potential to issue additional warrants pursuant to the agreements set forth in Note 5. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be antidilutive. In the future, the Company also may issue additional stock or warrants to purchase its common stock in connection with its efforts to expand the distribution of its services. Stockholders could face additional dilution from these possible future transactions.

Note 4 - Comprehensive Loss

     Comprehensive loss, comprised of net loss before mandatorily redeemable convertible preferred stock dividends and accretion to redemption value of mandatorily redeemable convertible preferred stock and net unrealized holding losses on investments totaled $28.2 million and $8.0 for the three months ended March 31, 2000 and 1999, respectively.

Note 5 - Distribution Agreements

   General

     As an inducement to certain cable partners to commit systems to the Company, the Company issues warrants to purchase its common stock in connection with network service agreements and other agreements, collectively referred to as distribution agreements.

     The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the cable system to which the warrants relate, generally four to five years, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

     As of March 31, 2000, various cable partners had earned 198,744 warrants under network service agreements. Deferred distribution agreement costs of $3.8 million, net of accumulated amortization of $0.7 million were recorded in conjunction with these warrants at March 31, 2000. Amortization of distribution agreement costs of $0.2 million was recognized in the statement of operations for the quarter ended March 31, 2000. Additional deferred distribution agreement costs may be recorded and amortized in future periods should the cable partners earn the right to purchase additional common shares based on the number of homes passed committed to the Company. At March 31, 2000 there were 8.4 million additional warrants available to be earned under network service agreements.

Note 6 - Commitments and Contingencies

     The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position of the Company.

Note 7 - Subsequent Events

     In May 2000, Lucent Technologies (Lucent) purchased 1,250,000 shares of the Company's common stock for $10.0 million. In addition Lucent and the Company entered into a general agreement whereby Lucent will provide equipment and services to the Company with an initial purchase commitment by the Company of $5.0 million.

     In May 2000, the Company entered into a network services agreement with Charter Communications (Charter). Under this agreement, Charter committed to provide the Company exclusive right to provide network services related to the delivery of Internet access to homes passed in certain cable systems. The Company will provide partial turnkey services, including system monitoring and security as well as call center support. Charter will receive the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it is not obligated to do so. Charter can terminate these exclusivity rights, on a system-by-system basis, if the Company fails to meet performance specifications or otherwise breaches the agreement. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms.

     In connection with the network services agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the network services agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under the heading "Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Overview

     We are a leading provider of high speed Internet access via cable modem to residential and commercial end users in exurban areas. In our full turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access service and for the traditional dial-up services we offer as part of our end user acquisition strategy. In our full turnkey solution we generally bill the end user directly and pay our cable partners a portion of the monthly fee we receive; in these instances we report our revenues net of the percentage split we pay to our cable partners. In some instances we receive a flat fee per subscriber from our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users.

     We also offer to our cable partners a partial turnkey solution. In a partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically will bill the end user and remit to us our percentage of the revenue or the fixed fee. We anticipate that partial turnkey solutions will become a more significant part of our business mix. In May 2000, the Company entered into a network services agreement with Charter in which the Company has agreed to provide partial turnkey services.

     We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer Internet service via cable modems, on a fee for service basis.

     Our revenue from dial up services currently is a significant part of our total revenue. However, we expect this business mix to shift over time as our dial-up end users migrate to high speed Internet access as end users generally become aware of the benefits of high speed Internet access. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next few years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we will save the cost of purchasing and installing cable modems for end users. In the future we expect to earn revenues from the local content we provide and, subject to our agreement with Vulcan Ventures, Incorporated, ("Vulcan"), from additional services such as Internet telephony.

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

Results Of Operations For The Quarter Ended March 31, 2000 Compared With The Quarter Ended March 31, 1999

Revenues

     Net revenue consists primarily of net monthly subscription fees for cable modem based and traditional dial-up Internet services, cable modem rental income, fees for engineering services provided to cable partners and installation fees and other up front fees from end users. Total net revenue for the quarter ended March 31, 2000 was $2.0 million, an increase of $1.7 million over net revenue of $0.3 million for the first quarter of 1999. For the quarters ended March 31, 2000 and 1999, cable modem based subscription fees contributed approximately 49% and 48% of the net revenue, traditional dial up service fees contributed 20% and 35%, cable modem rental fees contributed 25% and 15%, engineering services provided to cable partners contributed 3% and 0%, and other fees from end users contributed 3% and 2%, respectively.

Costs and Expenses

     Operating. Operating costs for the quarter ended March 31, 2000 were $15.9 million, an increase of $13.8 million over operating costs of $2.1 million for the first quarter of 1999. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, help desk and field technical support departments, an increase in telecommunications expense from the rollout of our service to new markets, our larger subscriber base, depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers.

     Engineering. Engineering expenses for the quarter ended March 31, 2000 were $4.9 million, an increase of $3.4 million over engineering expenses of $1.5 million for the first quarter of 1999. The increase in engineering expenses resulted from continued network design, system testing, development and support of information systems and project management, for the evaluation of new equipment and possible new product offerings and from personnel and personnel related costs for additional technical staff to support the installation of cable headend hardware and software in our cable partners' systems.

     Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 2000 were $6.2 million, an increase of $4.2 million over sales and marketing expenses of $2.0 million for the first quarter of 1999. The increase in sales and marketing expenses resulted primarily from an increase in personnel and personnel related costs to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force, as well as an increase in direct marketing and advertising expenses, as we expanded into more geographic markets.

     General and Administrative. General and administrative expenses, excluding non-cash compensation expense from stock options and amortization of distribution agreement costs, were $4.0 million for the quarter ended March 31, 2000, an increase of $2.7 million over general and administrative expenses of $1.3 million for the first quarter of 1999. The increase in general and administrative expenses resulted from additional personnel and personnel related costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions.

         Non-cash compensation expense from stock options. Non-cash compensation expense from stock options for the quarter ended March 31, 2000 was $24,000, a decrease of $1.5 million from the first quarter of 1999 totaling $1.5 million. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period. The 1999 expense is principally related to a $1.5 million charge for 189,875 compensatory options issued to our directors which vested upon grant.

         Amortization of Distribution Agreement Costs. Amortization of distribution agreement costs for the quarter ended March 31, 2000 was $0.2 million, consisting of the amortization of the value of 198,744 warrants earned under distribution agreements for commitments of homes passed. There was no expense of this nature during the first quarter of 1999. We expect to incur additional material non-cash charges related to further issuances of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

     In May 2000, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of
1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the network services agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed.

     Net Investment Income. Net investment income was $1.6 million for the quarter ended March 31, 2000, compared to net investment income of $0.1 million for the first quarter of 1999. Net investment income represents interest earned on cash, cash equivalents and short term investments. The increase in investment income is the result of interest on investments purchased using the net proceeds of our initial public offering.

     Income Taxes. At December 31, 1999, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $63.6 million, which will expire beginning in 2018. At December 31, 1999, we had net deferred tax assets of $26.5 million, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the year ended December 31, 1999 or for the quarter ended March 31, 2000.

Liquidity and Capital Resources

     At March 31, 2000, we had cash and cash equivalents of $55.5 million, and short term investments of $89.3 million, compared with $53.3 million of cash and cash equivalents and $125.4 million of short term investments at December 31, 1999. We had significant negative cash flow from operating activities for the quarter ended March 31, 2000. Cash used in operating activities was $24.2 million for the quarter ended March 31, 2000, caused primarily by a net loss of $27.7 million offset by depreciation and amortization of $3.6 million.

     Cash provided by investing activities was $27.7 million for the quarter ended March 31, 2000, the result of sales and maturities of short term investments of $101.5 million offset by purchases of short term investments of $65.9 million. Also, cash paid for capital expenditures totaled $7.9 million for the quarter ended March 31, 2000. The principal capital expenditures incurred during this period were for the purchase of headend data network hardware and software, billing and customer care systems, cable modems and central network hardware and software, reflecting our expansion into new markets.

     Cash used in financing activities for the quarter ended March 31, 2000 was $1.3 million, a result of payments on capital lease obligations and long-term debt of $2.9 million offset by $1.2 million in proceeds from long-term debt and $0.4 million proceeds from the exercise of stock options.

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

     Investment Portfolio. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing money market accounts with financial institutions and highly liquid investment-grade debt securities of corporations and the United States government.

     Short term investments are classified as available-for-sale and, as a result, are stated at fair value. Short term investments are principally comprised of highly liquid debt securities of corporations and the U.S. government. We record changes in the fair market value of securities held for short term investment as an equal adjustment to the carrying value and equity.

     Loan and Lease Facilities. The Company has $8.0 million in loan facilities under which $6.7 million has been drawn down at March 31, 2000. Additionally, the Company has $30.0 million in lease facilities under which $11.6 million has been used at March 31, 2000.

     We expect to incur approximately $45 million of capital expenditures in 2000 principally related to the installation of headend data network hardware and software, cable modems, central network hardware and software for e-mail, network monitoring, provisioning, web hosting, billing and customer care systems and furniture and telephone and computer equipment for a new leased customer care and corporate headquarters facilities. Actual capital expenditures will be significantly affected by the rate at which end users subscribe for our cable modem internet access services, which requires us to purchase a cable modem for each new end user where we provide full turnkey services, as well as the pace of the rollout of our systems, which requires us to purchase headend data network hardware and software. Additionally, the amount of capital expenditures will be affected by the number of systems deployed under the partial turnkey services model, where the investment in equipment is significantly less than those choosing full turnkey services. Since Inception, we have financed our operations primarily through a combination of private and public sales of equity securities, capital equipment leases and debt.

     In May 2000 we entered into an agreement with Lucent under which we will purchase equipment and services in connection with our deployment of IP telephony services. Our minimum commitment under this agreement is $5 million. In addition, Lucent has agreed to assist us in arranging third party equipment financing. The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from unused loan facilities totaling $1.3 million, and $18.4 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2001, assuming we achieve our business plan. At such time, or sooner, if we do not achieve our business plan, we will require additional equity and/or debt financing. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Charter can require any lender with liens on our equipment placed in Charter head ends to deliver to Charter a non-disturbance agreement as a condition to such financings. We can offer no assurance that we will be able to obtain additional secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter. The sale of additional equity or convertible debt securities may result in additional dilution. If adequate funds are not available on acceptable terms, we may be forced to curtail our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and we may need to delay the deployment of our services.

Recently Issued Accounting Pronouncements

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

We Have Not Been Profitable And Expect Future Losses.

     Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $98.6 million from April 3, 1998 (Inception) through March 31, 2000. Our limited operating history, the dynamic nature of our industry and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

     We expect to incur substantial losses and experience substantial negative cash flow from operations for at least the next several years as we expand our business. The principal costs of expanding our business will include:

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

We Cannot Predict Our Success Because Our Business Model Is Unproven, Has Changed In The Past And May Continue To Change.

     Our success depends on continued growth in the use of the Internet and high speed access services. Although Internet usage and popularity have grown rapidly, we cannot be certain that this growth will continue in its present form, or at all. Critical issues concerning the increased use of the Internet--including security, reliability, cost, ease of access, ease of installation and customer acquisition and quality of service--remain unresolved and are likely to affect the development of the market for our services. We do not believe any cable-based internet access services currently offered by cable companies have been profitable. Moreover, many industry analysts believe that Internet access providers will become increasingly reliant upon advertising, barter and subscription-based revenues from content due to competitive pressures to provide low cost or even free Internet access.

     The success of our business ultimately will depend upon the acceptance of our services by end users, who in our comprehensive turnkey service will purchase or rent a cable modem from us and pay both monthly service and installation fees. As of March 31, 2000 we deployed our services in only 128 cable systems and we have approximately 26,000 residential cable modem end users. We began offering our services on a partial turnkey basis in the third quarter of 1999. As of the March 31, 2000, we had initiated partial turnkey services in 14 systems. In our partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. As a result of our new Network Services Agreement with Charter, we anticipate that partial turnkey services will become a more significant part of our business mix. Accordingly, we expect that partial turnkey services will become a larger portion of our business mix, affecting our future revenues and profitability per subscriber.

     Although our primary service offering is high bandwidth Internet access, we currently derive a substantial portion of our revenues from standard dial-up Internet access, which we offer as a feeder for our high speed offerings. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Nor can we predict whether we can adequately supply services to satisfy that demand if it develops. We may also not be able to acquire and install customers quickly enough to meet demand, and the bandwidth we provide may prove to be inadequate. We have begun to offer DSL on a limited basis, as a reseller for NorthPoint Communications. We have conducted several trials of IP Telephony equipment and services with Charter, and have announced our intent to offer IP Telephony as additional services for our cable partners to offer their customers. In May 2000 we announced our agreement with Lucent to purchase services and equipment in connection with our deployment of IP telephony services. Our minimum commitment under this agreement is $5 million. We currently intend to continue the roll out of DSL and IP telephony, although we do not know whether these services will become significant to our business or whether we will continue to offer them at all. Moreover, we may continue to introduce new services or to make changes to our product offerings to meet our customer demands or to respond to changes in our evolving industry. Consequently, our business model is likely to continue to change.

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

We May Not Be Able To Establish Or Maintain Acceptable Relationships With Cable Operators.

     Our success depends, in part, on our ability to gain access to cable customers. We gain that access through our agreements with cable operators. There can be no assurance that we will be able to establish or maintain relationships with cable operators. Even if we are able to establish and maintain those relationships, there can be no assurance that we will be able to do so on terms favorable to us or in the quantities we need to become profitable. If we fail to form partnerships rapidly with a large number of cable operators, we can be effectively excluded from providing our services in the systems owned by those operators. Not only can other cable-based broadband service providers compete against us for an exclusive contract, the cable operator may decide to offer cable-based Internet services directly without assistance from us or our competitors. Delays in forming relationships and deploying our cable-based services also create windows of time for alternative broadband access providers to enter the market and acquire customers.

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

Our Largest Cable Partner Can Terminate Its Contract With Us.

     Our largest cable partner is Charter. Charter is an affiliate of Vulcan, which owns 37.2% of our outstanding common stock as of March 31, 2000. We have entered into several agreements with Charter, including two network services agreements. The first network services agreement was entered into in November 1998 and the second in May 2000. Under both agreements, Charter committed to provide the Company exclusive rights to provide network services related to the delivery of Internet access to homes passed in certain cable systems.

     Under the May 2000 agreement, the Company will provide partial turnkey services, including call center support for cable modem customers as well as network monitoring, troubleshooting and security services. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms. In a partial turnkey solution, we deliver fewer services and incur lower costs than in full turnkey solutions, but will also earn a smaller percentage of the subscription revenue based on a fixed fee per subscriber. Under the November 1998 agreement the Company has primarily provided comprehensive turnkey services.

     Subject to the provisions of the network service agreements, Charter can terminate our exclusivity rights, on a system-by-system basis, if we fail to meet performance specifications or otherwise breach our, agreement. Moreover, Charter can terminate the November 1998 agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays us a termination fee based on the net present value of the revenues we otherwise would earn for the remaining term of the agreement from those end users subscribing to our services as of the date of termination. There can be no assurances we will meet the benchmarks related to our customer penetration rates or that Charter will not decide to terminate either agreement for any other reason. If Charter were to terminate either agreement, in whole or for any material system, regardless of any termination fee we may receive, our business and financial results would be materially and adversely affected.

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

Investors May Suffer Substantial Dilution From Other Transactions.

     As an inducement to cause Charter to commit additional systems to us in connection with network services agreements entered into in November 1998 and May 2000, we have granted Charter a warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. The warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the November 1998 agreement. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the network services agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed.

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

     Although our service can operate in one-way cable systems, where data can be transmitted at high speeds from the cable headend to the end user, the end user in a one-way system can only transmit data back to the cable headend via a standard phone line. Because we must support the telephone return component of the system, we incur higher operating costs in one-way systems. Presently only one-third of the systems where we are or will soon operate our services are two-way systems. Over time, however, we expect most, if not all, of our cable partners to upgrade and or rebuild their plants to provide increased bandwidth and two-way capabilities. We believe faster uploads and the elimination of phone line return costs make our service more valuable and may lead to higher customer penetration rates, which in turn benefits the cable operator through higher revenue. However, upgrading a cable system can be expensive and time-consuming for the cable operator. Delays in upgrading one-way cable plants also makes our services vulnerable to competition from alternative broadband technologies, and may make our cable partner vulnerable to overbuilds by competitors.

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

The Market For Internet Services Is Highly Competitive.

     We face competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We expect the level of this competition in cable and DSL Internet access markets to intensify in the future. We face competition from both cable modem service providers and from providers of other types of data, IP telephony and Internet services for end users. Due to this intense competition, there may be a time-limited market opportunity for our cable-based high speed access and IP telephony services. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

     Our competitors in the cable-based Internet access and IP Telephony markets are those companies that have developed their own cable-based services and market those services to cable system operators. Other competitors in the cable-based Internet access and IP telephony markets are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Our agreement with Charter and other operators provides us exclusive rights to provide high speed Internet access to the customer's personal computer. However, Charter and other online service providers may deploy TV-based Internet access services through set-top boxes or other devices. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

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

We Will Need Additional Capital In The Future And It May Not Be Available On Acceptable Terms.

     The development of our business will require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from unused loan facilities totaling $1.3 million, and $18.4 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2001, assuming we achieve our business plan. At such time, or sooner if we do not achieve our business plan, we will require additional equity and/or debt financing. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Charter can require any lender with liens on our equipment placed in Charter headends to deliver to Charter a non-disturbance agreement as a condition to such financings. We can offer no assurance that we will be able to obtain additional secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter. The sale of additional equity or convertible debt securities may result in additional dilution. If adequate funds are not available on acceptable terms, we may be forced to curtail our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and we may need to delay the deployment of our services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     First, while cable operators usually classify our service as a "cable service," the law is unsettled. A federal appeals court recently declined to treat Internet services as a cable service subject to FCC regulation under the Telecommunications Act of 1996. If our service is not considered a cable service, some local cable franchising authorities, in most cases cities or counties, might claim that our cable partners need a separate franchise to offer it. This franchise may not be obtainable on reasonable terms, or at all. Even if the service is treated as cable service, local franchising authorities may seek to impose "non-discrimination" or "open access" obligations on our cable partners as a condition of franchise transfer or renewal. A consortium of dial-up Internet service providers and large telephone companies are encouraging local franchising authorities to ban the type of exclusive ISP-cable operator arrangements that we have with our cable partners that make us the exclusive supplier of high speed data on the cable systems where our service is offered. If such arrangements are banned, we could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Moreover, both AOL-Time Warner and AT&T-Mindspring have announced plans to open their networks to competing Internet service providers in the coming years. We cannot predict the degree to which such voluntary or involuntary "open access", will affect our business.

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

We Depend On Our Key Personnel And May Have Difficulty Attracting And Retaining The Skilled Employees We Need To Execute Our Growth Plan.

     Our future success depends on the continued service of our key personnel, especially our Chief Executive Officer ("CEO"). Due to recent change in our executive management, our Chief Operating Officer, Chief Strategy Officer and Chief Technology Officer positions are currently open. We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

                      Risk Related To Trading In Our Stock

Because Of Our Relationship With Vulcan Ventures, New Investors Will Have Little Influence Over Management Decisions.

Vulcan owns 37.2% of our outstanding stock. Vulcan's affiliate, Charter, also has a warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. The warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the network services agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed. Accordingly, Vulcan will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Vulcan's control relationship with us, including:

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

                           Part II - Other Information

Item 1 - Legal Proceedings.

     None.

Item 2 - Changes in Securities and Use of Proceeds.

a. On May 3, 2000, Lucent purchased 1,250,000 shares of the Company's common stock for $10.0 million. This common stock was sold in reliance on the exemption from registration provided by section 4(2) of the Securities Act.

b. On June 4, 1999, we completed our initial public offering of Common Stock. Concurrent with the initial public offering, we sold Common Stock to Cisco Systems, Com21 and Microsoft under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commissions of $13,081,250 were $199,768,750. Through March 31, 2000 the gross proceeds of the offering have been applied as follows:

Direct or Indirect payment to others for:

          Underwriting discounts and commissions                 $ 13,081,250
          Other offering expenses                                $  1,828,854
          Working Capital                                        $ 53,111,896

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

     None.

Item 5 - Other Information.

     None.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits

     See attached exhibit index.

     (b) Reports on Form 8-K

     No such reports were filed during the quarter ended March 31, 2000.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date  May 15, 2000                     By  /s/ Daniel J. O'Brien
     ------------------------------       ---------------------------------
                                          Daniel J. O'Brien
                                          President

Date  May 15, 2000                     By  /s/ George Willett
     ------------------------------       ---------------------------------
                                          George Willett
                                          Chief Financial Officer

                                  Exhibit Index


EXHIBIT
NUMBER                         EXHIBIT TITLE
------                         -------------
 10.1     Network Services Agreement dated May 12, 2000 between Charter
          Communications, Inc. and High Speed Access Corp.

 10.2 Amended and Restated Securities Purchase Warrant dated May 12, 2000 among charter Communications, Inc., Charter Communications Holding
          Company, LLC and High Speed Access Corp.

 10.3     Registration Rights Agreement dated May 12, 2000 among Charter
          Communications, Inc., Charter Communications Holding Company, LLC and
          High Speed Access Corp.

 10.4     Stock Purchase Agreement dated as of May 3, 2000 between Lucent
          Technology, Inc. and High Speed Access Corp.

 10.5     Office Building Lease dated as of February 4, 2000 between Koll-Lsi I,
          LLC and High Speed Access Corp.

 10.6     Forest Green Corporate Office Park Ormsby I Lease dated as of
          February 26, 2000 between Faulkner Hinton/Ormsby I, LLC and High Speed
          Access Corp.

 27       Financial Data Schedule