Form 10-Q
period 2000-06-30
HIGH SPEED ACCESS CORP
filed 2000-08-14
CIK 1075244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------



(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 000-26153

                                   ----------


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

                                   ----------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of August 3, 2000. . .55,690,559

                                      Index

                                                                                                             PAGE
Part I - Financial Information


  Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
           December 31, 1999                                                                                    3

           Condensed Consolidated Statements of Operations for the three and six months ended
           June 30, 2000 and 1999 (Unaudited)                                                                   4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999 (Unaudited)                                                  5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                                     6

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                8

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                          24


Part II - Other Information


  Item 1 - Legal Proceedings                                                                                   24

  Item 2 - Changes in Securities and Use of Proceeds                                                           24

  Item 3 - Defaults upon Senior Securities                                                                     24

  Item 4 - Submission of Matters to a Vote of Security Holders                                                 25

  Item 5 - Other Information                                                                                   25

  Item 6 - Exhibits and Reports on Form 8-K                                                                    25


  Signatures                                                                                                   26


Part I.  Financial Information

  Item 1.  Financial Statements


                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2000            1999
                                                                                ------------    ------------
                                                                                 (UNAUDITED)
                                   ASSETS

Current assets:
      Cash and cash equivalents                                                 $     56,070    $     53,310
      Short term investments                                                          67,439         125,420
      Accounts receivable, net of allowance for doubtful accounts of $165
        and $63, respectively                                                            854             393
      Prepaid expenses and other current assets                                        4,096           4,308
                                                                                ------------    ------------

            Total current assets                                                     128,459         183,431

Property, equipment and improvements, net                                             54,541          39,308
Intangible assets, net                                                                 2,748           3,300
Deferred distribution agreement costs, net                                             9,484           4,042
Other assets                                                                           1,540             345
                                                                                ------------    ------------

            Total assets                                                        $    196,772    $    230,426
                                                                                ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                          $      9,716    $     10,226
      Accrued compensation and related expenses                                        3,850           3,842
      Other current liabilities                                                        8,198           3,916
      Long-term debt, current portion                                                  2,486           1,527
      Capital lease obligations, current portion                                       4,385           3,176
                                                                                ------------    ------------

            Total current liabilities                                                 28,635          22,687

Long-term debt                                                                         3,417           4,035
Capital lease obligations                                                              6,961           7,574
                                                                                ------------    ------------

            Total liabilities                                                         39,013          34,296
                                                                                ------------    ------------

Commitments and contingencies

Stockholders' equity:

      Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding

      Common stock, $.01 par value, 400,000,000 shares authorized, 55,688,234 and 54,276,130 shares issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                                                    557             543

      Class A common stock, 100,000,000 shares authorized, none issued and outstanding

      Additional paid-in-capital                                                     635,955         618,823

      Deferred compensation                                                             (240)           (288)

      Accumulated deficit                                                           (479,035)       (422,807)

      Accumulated other comprehensive income (loss)                                      522            (141)
                                                                                ------------    ------------

            Total stockholders' equity                                               157,759         196,130
                                                                                ------------    ------------

            Total liabilities and stockholders' equity                          $    196,772    $    230,426
                                                                                ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          ---------------------------  ---------------------------
                                                                             2000           1999          2000           1999
                                                                          ------------   ------------  ------------   ------------
Net revenue                                                               $      2,757   $        641  $      4,751   $        940

Costs and expenses:

Operating                                                                       14,844          4,027        30,790          6,150
Engineering                                                                      5,479          2,071        10,391          3,556
Sales and marketing                                                              6,249          3,619        12,465          5,657
General and administrative (excluding non-cash compensation expense
   from stock options)                                                           5,107          2,361         9,140          3,647
Non-cash compensation expense from stock options                                    24          1,157            48          2,680
Amortization of distribution agreement costs                                       891          3,305         1,116          3,305
                                                                          ------------   ------------  ------------   ------------

  Total costs and expenses                                                      32,594         16,540        63,950         24,995
                                                                          ------------   ------------  ------------   ------------

Loss from operations                                                           (29,837)       (15,899)      (59,199)       (24,055)
Investment income                                                                1,866            647         3,991            766
Interest expense                                                                  (530)                      (1,020)
                                                                          ------------   ------------  ------------   ------------

Net loss                                                                       (28,501)       (15,252)      (56,228)       (23,289)

Mandatorily redeemable convertible preferred stock dividends                        --           (604)           --         (1,122)
Accretion to redemption value of mandatorily redeemable convertible
   preferred stock                                                                  --       (123,916)           --       (229,148)
                                                                          ------------   ------------  ------------   ------------

Net loss available to common stockholders                                 $    (28,501)  $   (139,772) $    (56,228)  $   (253,559)
                                                                          ============   ============  ============   ============


Basic and diluted net loss available to common stockholders per share     $      (0.52)  $      (7.47) $      (1.03)  $     (20.30)
                                                                          ============   ============  ============   ============

Weighted average shares used in computation of basic and diluted net loss
  available to common stockholders per share                                55,232,317     18,711,305    54,780,674     12,490,214


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                2000         1999
                                                                                             ---------    ---------
OPERATING ACTIVITIES

Net loss                                                                                     $ (56,228)   $ (23,289)
     Adjustments to reconcile net loss to cash used
     in operating activities:
        Depreciation and amortization                                                            7,599        2,237
        Non-cash compensation expense from stock options                                            48        2,680
        Amortization of distribution agreement costs                                             1,116        3,305
        Changes in operating assets and liabilities excluding the effects of acquisitions:
            Accounts receivable                                                                   (461)        (380)
            Prepaid expenses and other current assets                                              212       (1,328)
            Other non-current assets                                                            (1,195)        (656)
            Accounts payable                                                                       309        2,904
            Accrued compensation and related expenses                                                8          396
            Other current liabilities                                                            4,282        1,539
                                                                                             ---------    ---------

Net cash used in operating activities                                                          (44,310)     (12,592)
                                                                                             ---------    ---------

INVESTING ACTIVITIES

     Purchases of short-term investments                                                       (65,883)          --
     Sales and maturities of short-term investments                                            124,527           --
     Purchase of property, equipment and improvements, net of leases                           (19,525)     (11,612)
     Purchase of customer base                                                                      --         (290)
                                                                                             ---------    ---------

Net cash provided by (used in) investing activities                                             39,119      (11,902)
                                                                                             ---------    ---------

FINANCING ACTIVITIES

     Net proceeds from issuance of common stock                                                 10,000      197,754
     Net proceeds from issuance of mandatorily redeemable convertible preferred stock               --       24,987
     Payments on capital lease obligations                                                      (2,978)         (73)
     Proceeds from long-term debt                                                                1,213        1,682
     Payments on long-term debt                                                                   (872)        (104)
     Proceeds from exercise of stock options                                                       588           --
     Other                                                                                          --          560
                                                                                             ---------    ---------

Net cash provided by financing activities                                                        7,951      224,806
                                                                                             ---------    ---------


Net change in cash and cash equivalents                                                          2,760      200,312

Cash and cash equivalents, beginning of period                                                  53,310       17,888
                                                                                             ---------    ---------


Cash and cash equivalents, end of period                                                     $  56,070    $ 218,200
                                                                                             =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment acquired under capital leases                                                 $   3,574    $   1,780
     Property and equipment purchases payable                                                $   2,547    $   3,006
     Distribution of Darwin Networks, Inc. subsidiary to shareholders                        $      --    $     923
     Warrants issued in connection with acquisitions                                         $      --    $     208
     Warrants issued in connection with Microsoft Corp. agreements                           $      --    $   3,235
     Warrants earned in connection with distribution agreements                              $   6,558    $     684


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company and Basis of Presentation

The Company

    High Speed Access Corp. and Subsidiaries (hereinafter referred to as the Company, we, us, or our) provides high speed Internet access via cable modem to residential and commercial customers primarily in exurban areas. The Company enters into long-term exclusive contracts with cable system operators to provide them with a comprehensive "turnkey" service. That service enables a cable system's customers to receive high speed Internet access. In exchange for providing the Company with access to its customers, the Company pays the cable operator a portion of the monthly fees received from an end user that subscribes to the services.

    The Company also offers to our cable partners a partial turnkey or "Network Services" solution. In a partial turnkey solution, the Company delivers fewer services and incurs lower costs than in a full turnkey solution but also earns a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. The Company's cable partners will typically bill the end user and remit the Company's percentage of the revenue or the fixed fee. The Company anticipates that partial turnkey solutions will become a more significant part of its business mix.

    The Company also provides standard Internet access through traditional dial-up service to residential and commercial customers. We are also expanding our offering of services to include digital subscriber line ("DSL") Internet access on a reseller basis, as well as expanded web site hosting and a range of other value-added and ongoing support services, all primarily for commercial customers. We recently entered into an agreement to acquire Digital Chainsaw, Inc., d/b/a NetPerformance ("NetPerformance"), a one-stop provider of strategic Internet services primarily to small and medium sized enterprises, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting. Moreover, we are conducting technical and customer trials for voice-over-Internet-Protocol ("VoIP") telephone service in collaboration with Lucent Technologies ("Lucent") and other major vendors. We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable.

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

    The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Note 2 - Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for the Company's year ending December 31, 2001. As the Company does not currently engage in or plan to engage in derivative, or hedging transactions, there will be no impact on the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101, as amended, no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 but anticipates that the adoption of SAB 101 will not have a material effect on the Company's results of operations or financial position.

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

    Basic and diluted net loss available to common stockholders per share for the three months ended June 30, 2000 and 1999, were $0.52 and $7.47 based on weighted average shares outstanding of 55,232,317 and 18,711,305, respectively. For the six months ended June 30, 2000 and 1999, basic and diluted net loss available to common stockholders were $1.03 and $20.30 based on weighted average shares outstanding of 54,780,674 and 12,490,214, respectively.

    Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's preferred stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount equals basic earnings per share because the Company has a net loss, thus the impact of the assumed exercise of the stock options and the assumed preferred stock conversion is antidilutive. Options and issued warrants to purchase 5,387,718 shares of common stock at June 30, 2000 were excluded from the calculation above because they are antidilutive.

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

Note 4 - Comprehensive Loss

    Comprehensive loss, comprised of net loss before mandatorily redeemable convertible preferred stock dividends and accretion to redemption value of mandatorily redeemable convertible preferred stock and net unrealized holding gains and losses on investments, totaled $27.3 million and $55.6 million for the three and six months ended June 30, 2000, respectively, and $15.3 million and $23.3 million for the three and six months ended June 30, 1999, respectively.

Note 5 - Distribution Agreements

    As an inducement to certain cable partners to commit systems to the Company, the Company issues warrants to purchase its common stock in connection with network service agreements and other agreements, collectively referred to as distribution agreements.

    The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the cable system to which the warrants relate, generally five years, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

    In May 2000, the Company entered into a network services agreement with Charter Communications (Charter). Under this agreement, Charter committed to provide the Company exclusive right to provide network services related to the delivery of Internet access to homes passed in certain cable systems. The Company will provide partial turnkey services or "Network Services", including system monitoring and security as well as call center support. Charter will receive the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it is not obligated to do so. Charter can terminate these exclusivity rights, on a system-by-system basis, if the Company fails to meet performance specifications or otherwise breaches the agreement. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms.

    In connection with the network services agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the network services agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the second network services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. As of June 30, 2000, Charter had requested payment of approximately $2.7 million of launch fees related to systems to be deployed in the near future.

    As of June 30, 2000, various cable partners had earned 1,215,623 warrants under distribution agreements of which 1,016,879 of these warrants were earned at a cost of $6.6 million in the three months ended June 30, 2000. Deferred distribution agreement costs of $9.4 million, net of accumulated amortization of $1.6 million were recorded in conjunction with these warrants at June 30, 2000. Amortization of distribution agreement costs of $0.9 million and $1.1 million was recognized in the statement of operations for the three and six months ended June 30, 2000. Additional deferred distribution agreement costs may be recorded and amortized in future periods should the cable partners earn the right to purchase additional common shares based on the number of homes passed committed to the Company. At June 30, 2000 there were 16.6 million additional warrants available to be earned under distribution agreements.

Note 6 - Commitments and Contingencies

    The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position of the Company.

Note 7 - Business Developments

    In May 2000, Lucent Technologies (Lucent) purchased 1,250,000 shares of the Company's common stock at fair value for total proceeds to the Company of $10.0 million. In addition, Lucent and the Company entered into a general agreement whereby Lucent will provide equipment and services to the Company with an initial purchase commitment by the Company of $5.0 million.

    In June 2000, the Company entered into an agreement to acquire Digital Chainsaw, Inc. (Digital), a Florida-based web hosting and systems integration company doing business as NetPerformance. The Company expects to issue approximately 3.1 million shares of common stock in connection with this transaction in exchange for all of the outstanding shares of Digital. Up to $25.0 million of additional purchase price consideration in the form of the Company's common stock may be issued to Digital shareholders if certain performance targets are met by Digital during 2000 and 2001. The transaction is expected to close in the third quarter of 2000, subject to the approval of Digital's shareholders. The transaction will be accounted for under the purchase method of accounting.

Note 8 - Subsequent Event

    In August 2000 we announced an agreement in principle with Vulcan and Charter, under which Vulcan and Charter would make an aggregate preferred equity investment of $75 million. Under the agreement in principle Vulcan and Charter will invest approximately equal amounts.

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

Overview

    We are a leading provider of high speed Internet access to residential and commercial end users primarily using cable modem technology. We primarily focus on residential and commercial end users in exurban areas although we have recently begun to provide broadband services in some urban markets. In our full turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access service and for the traditional dial-up services we offer as part of our end user acquisition strategy. In our full turnkey solution we generally bill the end user directly and pay our cable partners a portion of the monthly fee we receive; in these instances we report our revenues net of the percentage split we pay to our cable partners. In some instances we receive a flat fee per subscriber from our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users.

    We also offer to our cable partners a partial turnkey solution. In a partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically will bill the end user and remit to us our percentage of the revenue or the fixed fee. We anticipate that partial turnkey solutions will become a more significant part of our business mix. In May 2000, the Company entered into a second network services agreement with Charter in which the Company has agreed to provide partial turnkey services.

    We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer Internet service via cable modems, on a fee for service basis.

    Our revenue from dial up services currently is a significant part of our total revenue. However, we expect dial up revenue, as a percentage of total revenue, to decline over time as our high speed business and other service revenue grows. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next few years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we will save the cost of purchasing and installing cable modems for end users. In the future we expect to earn revenues from additional services such as Internet telephony, and to a lesser extent, from local content. We are also expanding our offering of services to include DSL Internet access on a reseller basis.

    Currently, we receive no revenue from the provision of high speed internet access in DSL but we expect to provide service via DSL to commercial customers in the future. We offer DSL service as a reseller for Northpoint Communications on a limited basis. We anticipate that our business will become more dependent upon providing DSL service to commercial customers in the future.

    We recently entered into an agreement to acquire NetPerformance, a one-stop provider of strategic Internet services primarily to small- and medium-sized enterprises, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting. Moreover, we are conducting technical and customer trials for VoIP telephone service in collaboration with Lucent and other major vendors, and plan to introduce second-line VoIP services late this year. We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable.

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

    Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. The factors that may contribute to fluctuations in our operations are set forth generally under the caption "Risk Factors" and particularly in that section under the heading "Our quarterly operating results are likely to fluctuate significantly and may be below the expectations of analysts and investors". As a result of the foregoing factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially and adversely affected.

Results Of Operations For The Three and Six Months Ended June 30, 2000 Compared With The Three and Six Months Ended June 30, 1999

Revenues

    Net revenue consists primarily of net monthly subscription fees for cable modem based and traditional dial-up Internet services, cable modem rental income, fees for engineering services provided to cable partners and installation fees and other up front fees from end users.

    Total net revenue for the three months ended June 30, 2000 and 1999 was $2.8 million and $0.6 million respectively, an increase of $2.2 million. For the quarters ended June 30, 2000 and 1999, cable modem based subscription fees contributed approximately 51% and 33% of the net revenue, traditional dial up service fees contributed 16% and 47%, cable modem rental fees contributed 22% and 16%, engineering services provided to cable partners contributed 4% and 0%, and other fees from end users contributed 7% and 4%, respectively.

    Total net revenue for the six months ended June 30, 2000 and 1999 was $4.8 million and $0.9 million respectively, an increase of $3.9 million. For the six months ended June 30, 2000 and 1999, cable modem based subscription fees contributed approximately 51% and 47% of the net revenue, traditional dial up service fees contributed 18% and 32%, cable modem rental fees contributed 23% and 16%, engineering services provided to cable partners contributed 3% and 0%, and other fees from end users contributed 5% and 5%, respectively

Costs and Expenses

    Operating. Operating costs for the three months ended June 30, 2000 and 1999 were $14.8 million and $4.0 million respectively, an increase of $10.8 million. Operating costs for the six months ended June 30, 2000 and 1999 were $30.8 million and $6.2 million respectively, an increase of $24.6 million. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, help desk and field technical support departments, an increase in telecommunications expense from the rollout of our service to new markets, our larger subscriber base, depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers.

    Engineering. Engineering expenses for the three months ended June 30, 2000 and 1999 were $5.5 million and $2.1 million respectively, an increase of $3.4 million. Engineering expenses for the six months ended June 30, 2000 and 1999 were $10.4 million and $3.6 million respectively, an increase of $6.8 million. The increase in engineering expenses resulted from continued network design, system testing, development and support of information systems and project management, for the evaluation of new equipment and possible new product offerings, including the offering of service via DSL, and from personnel and personnel related costs for additional technical staff to support the installation of cable headend hardware and software in our cable partners' systems.

    Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2000 and 1999 were $6.2 million and $3.6 million respectively, an increase of $2.6 million. Sales and marketing expenses for the six months ended June 30, 2000 and 1999 were $12.5 million and $5.7 million respectively, an increase of $6.8 million. The increase in sales and marketing expenses resulted primarily from an increase in personnel and personnel related costs to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force, as well as an increase in direct marketing and advertising expenses, as we expanded into more geographic markets.

    General and Administrative. General and administrative expenses, excluding non-cash compensation expense from stock options and amortization of distribution agreement costs, for the three months ended June 30, 2000 and 1999 were $5.1 million and $2.4 million respectively, an increase of $2.7 million. General and administrative expenses, excluding non-cash compensation expense from stock options and amortization of distribution agreement costs, for the six months ended June 30, 2000 and 1999 were $9.1 million and $3.6 million respectively, an increase of $5.5 million. The increase in general and administrative expenses resulted from additional personnel and personnel related costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions.

    Non-cash compensation expense from stock options. Non-cash compensation expense from stock options for the three months ended June 30, 2000 and 1999 was $24,000 and $1.2 million respectively, a decrease of approximately $1.1 million. Non-cash compensation expense from stock options for the six months ended June 30, 2000 and 1999 was $48,000 and $2.7 million respectively, a decrease of approximately $2.6 million. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period. The 1999 expense is principally related to a charge for 189,875 compensatory options issued to our directors which vested upon grant and 227,695 options issued under the 1998 stock option plan that vested upon execution of the initial public offering.

    Amortization of distribution agreement costs. Amortization of distribution agreement costs for the three months ended June 30, 2000 and 1999 was $0.9 million and $3.3 million, respectively, a decrease of $2.4 million. Included in the second quarter of 1999 was $3.2 million of amortization expense related to 387,500 warrants issued to Microsoft. Amortization of distribution agreement costs for the six months ended June 30, 2000 and 1999 was $1.2 million and $3.3 million, respectively, a decrease of $2.1 million. The costs consist of the amortization of the value of 1,215,623 warrants earned under distribution agreements for commitments of homes passed. We expect to incur additional material non-cash charges related to further issuance of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and will recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

    In May 2000, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. The restated warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the second network services agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed.

    Net Investment Income. Net investment income for the three months ended June 30, 2000 and 1999 was $1.3 million and $0.6 million, respectively. Net investment income for the six months ended June 30, 2000 and 1999 was $3.0 million and $0.8 million, respectively. Net investment income represents interest earned on cash, cash equivalents and short term investments. The increase in investment income is the result of interest on investments purchased using the net proceeds of our initial public offering in June of 1999.

    Income Taxes. At December 31, 1999, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $63.6 million, which will expire beginning in 2018. At December 31, 1999, we had net deferred tax assets of $26.5 million, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the year ended December 31, 1999 or for the quarter and six months ended June 30, 2000.

Liquidity and Capital Resources

    At June 30, 2000, we had cash, cash equivalents and short-term investments of $123.5 million, compared with $178.7 million of cash, cash equivalents and short-term investments at December 31, 1999. We had significant negative cash flow from operating activities for the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2000 was $44.3 million, caused primarily by a net loss of $56.2 million offset by depreciation and amortization of $7.6 million and an increase in other current liabilities of $4.3 million.

    Cash provided by investing activities for the six months ended June 30, 2000 was $39.1 million, the result of sales and maturities of short term investments of $124.5 million, offset by the purchase of short term investments of $65.9 million. Also, cash paid for capital expenditures totaled $19.5 million for the six months ended June 30, 2000. The principal capital expenditures incurred during this period were for the purchase of headend data network hardware and software, billing and customer care systems and furniture and telephone and computer equipment for new leased customer care and corporate headquarters facilities, cable modems and central network hardware and software, reflecting our expansion into new markets.

    Cash provided by financing activities for the six months ended June 30, 2000 was $8.0 million, comprised primarily of $10.0 million in proceeds from issuance of common stock to Lucent, partially offset by net payments on capital lease obligations and long-term debt.

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

    o The rate at which end users subscribe to our cable modem and DSL connectivity and web hosting services;

    o   Changes in revenue splits with our cable partners;

    o   The terms under which we contract for and resell DSL;

    o   Price competition in the Internet, telephony and cable industries;

    o The mix of services offered by us, including DSL, web hosting, legacy systems and e-commerce integration, and whether we provide our cable modem services on a full or partial turnkey basis;

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

    o The introduction of new products or services by us or our competitors including our initiatives into DSL reseller services, VoIP, web hosting and other value added services;

    o Our ability to enter into strategic alliances with application service providers and other content providers; and

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

    Loan and Lease Facilities. The Company has approximately $16 million in unused lease facilities at June 30, 2000.

    We expect to incur approximately $45 million of capital expenditures in 2000 principally related to the installation of headend data network hardware and software, cable modems, central network hardware and software for e-mail, network monitoring, provisioning, web hosting, billing and customer care systems and furniture and telephone and computer equipment for new leased customer care and corporate headquarters facilities. Actual capital expenditures will be significantly affected by the rate at which end users subscribe to our cable modem internet access services, which requires us to purchase a cable modem for each new end user where we provide full turnkey services, as well as the pace of the rollout of our systems, which requires us to purchase headend data network hardware and software. Additionally, the amount of capital expenditures will be affected by the number of systems deployed under the partial turnkey services model, where the investment in equipment is significantly less than those choosing full turnkey services. Since inception, we have financed our operations primarily through a combination of private and public sales of equity securities, capital equipment leases and debt.

    In May 2000 we entered into an agreement with Lucent under which we will purchase equipment and services in connection with our deployment of IP telephony services. Our minimum commitment under this agreement is $5 million. In addition, Lucent has agreed to assist us in arranging third party equipment financing.

    The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from unused loan facilities totaling $1.3 million, and $18.4 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2001, assuming we achieve our business plan. We will require additional equity and/or debt financing in 2000 or early 2001. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Moreover, the Company may not complete the proposed $75 million financing announced in August with Vulcan or Charter on acceptable definitive terms, or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our current stockholders. In addition, these newly issued equity securities may have rights, preferences or privileges senior to those of the existing holders of our common stock. If additional funds are raised through the issuance of debt securities, these securities would have rights, preferences and privileges senior to those of the existing holders of our common stock and the terms of such debt could impose restrictions on our operations.

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

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for our year ending December 31, 2001. As we do not currently engage in or plan to engage in derivatives, or hedging transactions there will be no impact on our results of operations, financial position or cash flows upon the adoption of SFAS 133.

    On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101, as amended, no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the Company is currently analyzing the impact of SAB 101 but anticipates that the adoption of SAB 101 will not have a material effect on the Company's results of operations or financial position.

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

                         Risks Related To Our Operations

Our Business Is Difficult To Evaluate Because We Have A Limited Operating
History.

    Our predecessor companies began offering services to cable operators in October 1997. Most of our cable modem deployments occurred within the last twelve months. We do not consider any of the markets in which we operate to be mature. We have recognized limited revenues since our inception. In addition, our senior management team and other employees have worked together at our company for only a short period of time. Consequently, we have a limited operating history upon which our business can be evaluated.

We Have Not Been Profitable And Expect Future Losses.

    Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $127.1 million from April 3, 1998 (Inception) through June 30, 2000. Our limited operating history, the dynamic nature of our industry and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

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

    The success of our business ultimately will depend upon the acceptance of our services by end users, who in our comprehensive turnkey service will purchase or rent a cable modem from us and pay both monthly service and installation fees. As of June 30, 2000 we deployed our services in only 129 cable systems and we have approximately 41,000 residential cable modem end users. We began offering our services on a partial turnkey basis in the third quarter of 1999. As of the June 30, 2000, we had initiated partial turnkey services in 16 systems. In our partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. As a result of our network services agreement with Charter, we anticipate that partial turnkey services will become a more significant part of our business mix, affecting our future revenues and profitability per subscriber.

    Although our primary service offering is high bandwidth Internet access, we currently derive a substantial portion of our revenues from standard dial-up Internet access, which we offer as a feeder for our high speed offerings. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Nor can we predict whether we can adequately supply services to satisfy that demand if it develops. We may also not be able to acquire and install customers quickly enough to meet demand, and the bandwidth we provide may prove to be inadequate. Additionally, we believe that partial turnkey services will become an increasingly important part of our business. Under the partial turnkey arrangements, such as the one we signed with Charter in May 2000, covering a minimum of five million homes passed, we will earn less revenue and absorb less operating expense per customer than under a full turnkey arrangement.

    We have begun to offer DSL on a limited basis, as a reseller for NorthPoint Communications. We expect to rollout DSL connectivity and related services on a bundled basis, and will absorb significant operating losses in doing so. In this effort, the Company intends to target markets in which it has existing DSL re-seller arrangements and/or existing infrastructure or facilities. We anticipate that our business will become more dependent upon providing DSL service to commercial customers in the future.

    We recently entered into an agreement to acquire NetPerformance, a one-stop provider of strategic Internet services primarily to small and medium sized enterprises, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting.

    We have also initiated technical trials of IP Telephony in collaboration with Charter and Lucent, as additional services for our cable partners to offer their customers. We do not know whether these services will become significant to our business or whether we will continue to offer them at all. Moreover, we may continue to introduce new services or to make changes to our product offerings to meet our customer demands or to respond to changes in our evolving industry. Consequently, our business model is likely to continue to change.

We Will Need Additional Capital In The Future And It May Not Be Available On Acceptable Terms.

    The development of our business will require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the proceeds from unused loan facilities and lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2001, assuming we achieve our business plan. At such time, or sooner if we do not achieve our business plan, we will require additional equity and/or debt financing. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Moreover, the Company may not complete the proposed $75 million financing announced in August with Vulcan or Charter on acceptable definitive terms, or at all. The sale of additional equity or convertible debt securities may result in additional dilution. If adequate funds are not available on acceptable terms, we may be forced to curtail our operations. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could have a material and adverse effect on our business and financial results and we may need to delay the deployment of our services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Our Ability To Attract And Retain End Users Depends On Many Factors We Cannot Control.

    Our ability to increase the number of our end users, and our ability to retain end users, will depend on a number of factors, many of which are beyond our control. These factors include:

    o Our ability to enter into and retain agreements with cable operators and DSL wholesalers;

    o The speed at which we are able to deploy our services, particularly if we cannot obtain on a timely basis the telecommunications circuitry necessary to connect our DSL customers and cable headend equipment to the Internet;

    o Our success in marketing our connectivity, web hosting and other advanced services to new and existing end users;

    o Competition, including new entrants advertising free or lower priced Internet access and/or alternative access technologies;

    o Whether our cable partners maintain their cable systems or upgrade their systems from one-way to two-way service;

    o Whether our DSL wholesalers and incumbent local exchange carriers maintain and upgrade their loops to support DSL services;

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

Our Quarterly Operating Results Are Likely To Fluctuate Significantly And May Be Below The Expectations Of Analysts And Investors.

    Our revenues and expenses, and in particular our quarterly revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

    o The pace of the rollout of our DSL services to end users and our cable modem service to our cable partners, including the impact of substantial capital expenditures and related operating expenses;

    o Whether and the rate at which we enter into contracts with cable operators for additional systems;

    o The rate at which new end users subscribe to our services, the rate at which these customers are installed and provisioned for service, and the rate at which we retain these customers net of customers who disconnect;

    o   Changes in revenue splits with our cable partners;

    o   Price competition in the Internet, Telephony and cable industries;

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

Our Largest Cable Partner Can Terminate Its Contract With Us.

    Our largest cable partner is Charter. Charter is an affiliate of Vulcan, which owns 36.3% of our outstanding common stock as of June 30, 2000. We have entered into several agreements with Charter, including two network services agreements. The first network services agreement was entered into in November 1998 and the second in May 2000. Under both agreements, Charter committed to provide the Company exclusive rights to provide network services related to the delivery of Internet access to homes passed in certain cable systems.

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

    Under our programming content agreement with Vulcan, Vulcan has the right to require us to carry, on an exclusive basis in all cable systems we serve, content it designates. Vulcan content may include start-up and related web pages, electronic programming guides, other multimedia information and telephony services. We will not share in any revenues Vulcan may earn through the content or telephony services it provides. We must provide all equipment necessary for the delivery of Vulcan content, although Vulcan will reimburse us for any costs we incur in excess of $3,000 per cable headend. Vulcan cannot charge us for any Vulcan content through November 2008; after that date we will be obligated to pay Vulcan for this content at the lowest fee charged to any Internet service provider who subscribes to Vulcan content.

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

Investors May Suffer Substantial Dilution From Other Transactions.

    As an inducement to cause Charter to commit additional systems to us in connection with network services agreements entered into in November 1998 and May 2000, we have granted Charter warrants to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. These warrants become exercisable, in respect of full turnkey systems at the rate of 1.55 shares for each home passed in excess of 750,000, and partial turnkey systems at the rate of .775 shares for each home passed for up to 5,000,000 homes passed; and at a rate of 1.55 shares for each additional home passed in excess of 5,000,000. To the extent that Charter becomes eligible to exercise all or a significant portion of these warrants, the Company's stockholders will experience substantial dilution.

    In addition, we have granted Microsoft a warrant to purchase 387,500 shares of our common stock at an exercise price of $16.25, with additional warrants issuable for homes passed above 2,500,000 homes passed committed to us by Comcast. Our agreement with ServiceCo LLC provides for granting of warrants to purchase one share of our common stock at a price of $5 per share up to a maximum of 5 million shares. The Company has also granted Classic Cable, Inc. and CMA Associates, both cable operators, a warrant to purchase 600,000 and 200,000 shares at an exercise price of $13, respectively, in connection with the distribution of our services. We have issued and may in the future issue additional stock or warrants to purchase our common stock in connection with our efforts to expand the distribution of our services and retain various consulting services. Stockholders could face additional dilution from these possible future transactions.

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

We May Have Difficulty Managing Our Growth Plans.

    To manage our anticipated growth, we must continue to implement and improve our operational, financial and management information systems; hire, train and retain additional qualified personnel; continue to expand and upgrade core technologies; and effectively manage our relationships with our end users, suppliers and other third parties. Our expansion could place a significant strain on our services and support operations, sales and administrative personnel, and other resources. While we believe that we generally have adequate controls and procedures in place for our current operations, our billing software is not adequate to meet our growth plans. We are in the process of replacing our billing software with an integrated billing and customer care software system that we believe is capable of meeting our planned future needs, but can offer no assurances that it will successfully achieve such replacement, or if it does achieve such replacement that it will do so within a time frame that will permit it to achieve its growth objectives. We could also experience difficulties meeting demand for our products and services. Additionally, if we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. Our growth plan may include acquisitions. If we acquire a company, we could have difficulty assimilating its operations, or assimilating and retaining its key personnel. In addition if the demand for our service exceeds our ability to provide our services on a timely basis, we may lose customers. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be capable of exploiting fully the market for our products and services. The failure to manage our growth effectively could have a material adverse effect on our business and financial results.

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

    Our competitors in the cable-based Internet access and IP Telephony markets are those companies that have developed their own cable-based services and market those services to cable system operators. Other competitors in the cable-based Internet access and IP telephony access markets are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Our agreement with Charter and other operators provides us exclusive rights to provide high speed Internet access to the customer's personal computer. However, Charter and other online service providers may deploy TV-based Internet access services through set-top boxes or other devices. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

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

We May Become Subject To Risks Of International Operations.

    We are currently at the early stages of evaluating international expansion opportunities. If we expand internationally or enters into joint venture arrangements to pursue international business opportunities, we would become subject to the risks of conducting business internationally, including:

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

We Have Recently Made Acquisitions And Expect To Make Future Acquisitions Where Advisable And Acquisitions Involve Numerous Risks.

     Our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. In particular, we recently agreed to acquire Digital Chainsaw, Inc. in order to allow us to offer additional services to our customers, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting. Acquisitions involve numerous risks, including the following:

    o difficulties in integration of the operations, technologies, and products of the acquired companies;

    o the risk of diverting management's attention from normal daily operations of the business;

    o potential difficulties in completing projects associated with purchased in-process research and development;

    o risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

    o   the potential loss of key employees of the acquired company.

    Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

    We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results.

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

We May Become Subject To Burdensome Government Regulation Or "Open Access" Competition.

    The regulatory climate impacting our business is uncertain at this time, and we may become subject to burdensome governmental regulation in the future. Historically, the Company and its cable partners believed that for regulatory purposes we would be considered a cable service provider, or an unregulated information service provider. However, a federal appeals court (AT&T v. City of Portland, 9th Cir. 6/22/00) recently concluded that a cable operator's provision of transmission facilities in some instances is a telecommunications service under the Communications Act. This classification could subject our cable partners, and possibly HSA, to federal and state regulation as "telecommunications carriers." If HSA or its cable partners were classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, the Company or its cable partners could be subject to burdensome governmental regulations. In particular, the government might seek to regulate us and our cable partners with respect to the terms, conditions and prices for Internet connection services and interconnections with the public switched telephone network, and require that we make contributions to the universal service support fund. The Internet telephony services over cable, or Voice over IP, we expect to offer and deploy may also be regulated as a common carrier telecommunications service. Accordingly, the Company or its cable partners might then have to get a "telecommunications franchise" or a license to operate as a "competitive local exchange carrier" from some states or localities, which might not be available on reasonable terms, or at all.

    In addition, some local cable franchising authorities seek to impose "non-discrimination" or "open access" obligations on our cable partners. Other local franchising authorities might claim that our cable partners need a separate franchise to offer our cable service. This franchise may not be obtainable on reasonable terms, or at all. A consortium of dial-up Internet service providers and large telephone companies are encouraging local franchising authorities and the Federal Communications Commission to ban the type of exclusive ISP-cable operator arrangements that HSA has with its cable partners that make it the exclusive supplier of high speed data on the cable systems where our service is offered. If such arrangements are banned, the Company could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Both AOL-Time Warner and AT&T-Mindspring have announced plans to open their networks to competing Internet service providers in the coming years, and AT&T and Time Warner Cable have initiated "open-access" trials with selected ISPs in several markets. Other ISPs are petitioning the FCC and various large cable operators for access to cable plants. The Company cannot predict the degree to which such voluntary or involuntary "open access" will affect its business.

    In addition, regulatory decisions that make DSL technology services easier for competing telephone companies to deploy over normal telephone lines and less expensive for customers to buy, could negatively affect the Company's business. The Federal Communications Commission issued a line-sharing ruling in December 1999 that allows DSL providers to simply lease the data spectrum of the customer's local loop from the incumbent carrier. This obviates the need for the customers to lease a secondary DSL-provisioned loop from the incumbent carrier in order to obtain high speed DSL data service, which in turn could make DSL service a more cost-competitive alternative to our services. Finally, firms controlling digital broadcast spectrum have announced plans to utilize a portion of that spectrum to offer consumers high-bandwidth data delivery via broadcast. Some direct broadcast satellite video companies are also deploying higher-bandwidth data delivery products. The Company cannot predict when or whether these services will be offered, but if offered they could present material competition to our services and could materially and adversely affect our success in the marketplace.



We Depend On Our Key Personnel And May Have Difficulty Attracting And Retaining The Skilled Employees We Need To Execute Our Growth Plan.

    Our future success depends on the continued service of our key personnel, especially our Chief Executive Officer ("CEO") and Chief Operating Officer ("COO'). We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

                      Risk Related To Trading In Our Stock

Because Of Our Relationship With Vulcan Ventures, New Investors Will Have Little Influence Over Management Decisions.

Vulcan owns 36.3% of our outstanding stock. Vulcan's affiliate, Charter, also has a warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. Accordingly, Vulcan will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Vulcan's control relationship with us, including:

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

Our Stock Price Is Likely To Be Highly Volatile.

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

                           Part II - Other Information

Item 1 - Legal Proceedings.

    None.

Item 2 - Changes in Securities and Use of Proceeds.

a. In May 2000, Lucent purchased 1,250,000 shares of the Company's common stock for $10.0 million. This common stock was sold in reliance on the exemption from registration provided by section 4(2) of the Securities Act.

b. In June 1999, we completed our initial public offering of Common Stock. Concurrent with the initial public offering, we sold Common Stock to Cisco Systems, Com21 and Microsoft under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commissions of $13,081,250 were $199,768,750. Through June 30, 2000 the gross proceeds of the offering have been applied as follows:

Direct or Indirect payment to others for:

          Underwriting discounts and commissions            $13,081,250
          Other offering expenses                           $ 1,828,854
          Working Capital                                   $74,430,896

None of such payments were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in short term, interest bearing investment grade securities.

Item 3 - Defaults upon Senior Securities.

    None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         The Corporations' Annual Meeting of Shareholders was held on June 6, 2000. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting.

         (1) The following persons nominated as Directors were elected:

         Class I                    For              Withheld
         -------                    ---              --------
         Irving W. Bailey, II       46,703,677          42,520

         Stephen E. Silva           45,346,997       1,399,200

         Other Directors continuing in office are as follows: Michael E. Gellert, David A. Jones, Jr. Jerald L Kent, Robert S. Saunders and William D. Savoy.

         There were no broker nonvotes.

         (2) An amendment to the Corporation's 1999 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Plan was approved by the following vote.

         For               Withheld         Abstain           Broker Nonvotes
         ---               --------         -------           ---------------
         30,537,533        344,348          6,337             15,957,979

Item 5 - Other Information.

    None.

Item 6 - Exhibits and Reports on Form 8-K.

    (a) Exhibits

    See attached exhibit index.

    (b) Reports on Form 8-K

    No such reports were filed during the quarter ended June 30, 2000.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date  August 14, 2000                      By  /s/ Daniel J. O'Brien
      ---------------                          ---------------------
                                               Daniel J. O'Brien
                                               President



Date  August 14, 2000                      By  /s/ George Willett
     ----------------                          ---------------------
                                               George Willett
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

     Exhibit
     Number                        Description
     ------                        -----------
     10.1           NetPerformance Agreement and Plan of Merger dated June 23,
                    2000

     27             Financial Data Schedule