Form 10-Q
period 2000-09-30
HIGH SPEED ACCESS CORP
filed 2000-11-14
CIK 1075244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ----------------


(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 000-26153

                                ----------------


                             HIGH SPEED ACCESS CORP.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       61-1324009
(State or other jurisdiction of                (I.R.S. Employer Identification
         Number)                               incorporation or organization)

                             10901 WEST TOLLER DRIVE
                            LITTLETON, COLORADO 80127
          (Address of principal executive offices, including zip code)

                                  720/922-2500
              (Registrant's telephone number, including area code)

  FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:
                                 NOT APPLICABLE

                          4100 EAST MISSISSIPPI AVENUE
                             DENVER, COLORADO 80246

                                  303/256-2000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]     NO [ ]

Number of shares of Common Stock outstanding as of October 31, 2000. . . 58,684,184

                                      Index

                                                                                                            PAGE
Part I - Financial Information

   Item 1 - Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
        December 31, 1999                                                                                   3

        Condensed Consolidated Statements of Operations for the three and
        nine months ended September 30, 2000 and 1999 (Unaudited)                                           4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2000 and 1999 (Unaudited)                                           5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                                    6

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations           9

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                     26

Part II - Other Information

   Item 1 - Legal Proceedings                                                                              26

   Item 2 - Changes in Securities and Use of Proceeds                                                      26

   Item 3 - Defaults upon Senior Securities                                                                26

   Item 4 - Submission of Matters to a Vote of Security Holders                                            27

   Item 5 - Other Information                                                                              27

   Item 6 - Exhibits and Reports on Form 8-K                                                               27

   Signatures                                                                                              28

Item I - Financial Information
      Part 1 - Financial Statements


                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                       2000            1999
                                                                                  -------------    ------------
                                                                                   (UNAUDITED)
                                  ASSETS
Current assets:
      Cash and cash equivalents                                                    $     49,808    $     53,310
      Short term investments                                                             43,695         125,420
      Accounts receivable, net of allowance for doubtful accounts of $532
        and $63, respectively                                                             2,218             393
      Prepaid expenses and other current assets                                           4,477           4,308
                                                                                   ------------    ------------
            Total current assets                                                        100,198         183,431

Property, equipment and improvements, net                                                63,796          39,308
Intangible assets, net                                                                   27,417           3,300
Deferred distribution agreement costs, net                                               10,906           4,042
Other assets                                                                                540             345
                                                                                   ------------    ------------
            Total assets                                                           $    202,857    $    230,426
                                                                                   ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                             $     12,737    $     10,226
      Accrued compensation and related expenses                                           6,286           3,842
      Other current liabilities                                                           9,145           3,916
      Long-term debt, current portion                                                     3,086           1,527
      Capital lease obligations, current portion                                          6,917           3,176
                                                                                   ------------    ------------

            Total current liabilities                                                    38,171          22,687

Long-term debt                                                                            2,875           4,035
Capital lease obligations                                                                12,129           7,574
                                                                                   ------------    ------------
            Total liabilities                                                            53,175          34,296
                                                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity:

      Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding

      Common stock, $.01 par value, 400,000,000 shares authorized, 58,684,184 and 54,276,130 shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively                                                       587             543

      Class A common stock, 100,000,000 shares authorized, none issued and outstanding

      Additional paid-in-capital                                                        660,036         618,823

      Deferred compensation                                                                (254)           (288)

      Accumulated deficit                                                              (511,273)       (422,807)

      Accumulated other comprehensive income (loss)                                         586            (141)
                                                                                   ------------    ------------
            Total stockholders' equity                                                  149,682         196,130
                                                                                   ------------    ------------
            Total liabilities and stockholders' equity                             $    202,857    $    230,426
                                                                                   ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 ----------------------------    ----------------------------
                                                                     2000            1999            2000            1999
                                                                 ------------    ------------    ------------    ------------
Net revenue                                                      $      4,282    $      1,070    $      9,033    $      2,010

Costs and expenses:

Operating                                                              18,133           7,194          48,923          13,344
Engineering                                                             6,048           2,547          16,439           6,103
Sales and marketing                                                     5,928           5,126          18,393          10,783
General and administrative (excluding non-cash
   compensation expense from stock options)                             6,520           3,019          15,660           6,666
Non-cash compensation expense from stock options                           95              18             143           2,698
Amortization of distribution agreement costs                              796             193           1,912           3,498
                                                                 ------------    ------------    ------------    ------------
  Total costs and expenses                                             37,520          18,097         101,470          43,092
                                                                 ------------    ------------    ------------    ------------

Loss from operations                                                  (33,238)        (17,027)        (92,437)        (41,082)
Investment income                                                       1,544           2,824           5,535           3,684
Interest expense                                                         (544)           (122)         (1,564)           (216)
                                                                 ------------    ------------    ------------    ------------

Net loss                                                              (32,238)        (14,325)        (88,466)        (37,614)

Mandatorily redeemable convertible preferred stock dividends               --              --              --          (1,122)
Accretion to redemption value of mandatorily redeemable
   convertible preferred stock                                             --              --              --        (229,148)
                                                                 ------------    ------------    ------------    ------------

Net loss available to common stockholders                        $    (32,238)   $    (14,325)   $    (88,466)   $   (267,884)
                                                                 ============    ============    ============    ============


Basic and diluted net loss available to
   common stockholders per share                                 $      (0.56)   $      (0.26)   $      (1.59)   $     (10.10)
                                                                 ============    ============    ============    ============

Weighted average shares used in computation of basic
   and diluted net loss available to common
   stockholders per share                                          57,112,159      54,141,481      55,563,508      26,526,365


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                      2000            1999
                                                                                                  ------------    ------------
OPERATING ACTIVITIES

Net loss                                                                                          $    (88,466)   $    (37,614)
     Adjustments to reconcile net loss to cash used
     in operating activities:
        Depreciation and amortization                                                                   14,549           4,073
        Non-cash compensation expense from stock options                                                   143           2,698
        Amortization of distribution agreement costs                                                     1,912           3,498
        Changes in operating assets and liabilities excluding the effects of acquisitions:
            Accounts receivable                                                                         (1,125)           (153)
            Prepaid expenses and other current assets                                                       (6)         (3,540)
            Other non-current assets                                                                      (195)           (477)
            Accounts payable                                                                             4,101             436
            Accrued compensation and related expenses                                                    1,948           1,205
            Other current liabilities                                                                    4,715           2,279
                                                                                                  ------------    ------------

Net cash used in operating activities                                                                  (62,424)        (27,595)
                                                                                                  ------------    ------------

INVESTING ACTIVITIES

     Purchase of short-term investments                                                                (95,890)       (231,732)
     Sales and maturities of short-term investments                                                    178,342          94,900
     Purchase of property, equipment and improvements, net of leases                                   (27,088)        (15,895)
     Purchase of customer base                                                                              --            (491)
     Net cash paid in connection with purchase of NetPerformance                                        (3,573)             --
                                                                                                  ------------    ------------

Net cash provided by (used in) investing activities                                                     51,791        (153,218)
                                                                                                  ------------    ------------

FINANCING ACTIVITIES

     Net proceeds from issuance of common stock                                                         10,000         197,754
     Net proceeds from issuance of mandatorily redeemable convertible preferred stock                       --          24,987
     Payments on capital lease obligations                                                              (3,940)           (226)
     Proceeds from long-term debt                                                                        1,213           2,639
     Payments on long-term debt                                                                           (814)           (234)
     Proceeds from exercise of stock options                                                               672             746
                                                                                                  ------------    ------------

Net cash provided by financing activities                                                                7,131         225,666
                                                                                                  ------------    ------------

Net change in cash and cash equivalents                                                                 (3,502)         44,853

Cash and cash equivalents, beginning of period                                                          53,310          17,888
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                                          $     49,808    $     62,741
                                                                                                  ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment acquired under capital leases                                                      $     11,346    $      6,286
     Property and equipment purchases payable                                                     $      1,460    $      4,769
     Distribution of Darwin Networks, Inc. subsidiary to shareholders                                             $        923
     Warrants issued in connection with acquisitions                                                              $        208
     Warrants issued in connection with Microsoft Corp. agreements                                                $      3,235
     Warrants earned in connection with distribution agreements                                   $      8,846    $      4,530
     Issuance of common stock and employee stock options in connection
        with the purchase of NetPerformance                                                       $     21,611


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company and Basis of Presentation

The Company

     High Speed Access Corp. and Subsidiaries (hereinafter referred to as the Company, we, us, or our) provides high speed Internet access via cable modem to residential and commercial customers primarily in exurban areas. We enter into long-term exclusive contracts with cable system operators to provide them with either a comprehensive "full turnkey" or "partial turnkey" service. These services enable a cable system's customers to receive high speed Internet access.

     In exchange for providing us with access to its customers in the full turnkey solution, we pay the cable operator a portion of the monthly fees received from an end user that subscribes to the services. In a partial turnkey or "Network Services" solution, we deliver fewer services and incur lower costs than in a full turnkey solution but also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. For partial turnkey services, our cable partners will typically bill the end user and remit to us our percentage of the revenue or the fixed fee. Partial turnkey solutions have become a significant part of our business mix, and we anticipate that this trend will continue.

     The Company also provides standard Internet access through traditional dial-up service to residential and commercial customers. We are also expanding our offering of services to include digital subscriber line ("DSL") Internet access on a reseller basis, as well as expanded web site hosting and a range of other value-added and ongoing support services, all primarily for commercial customers. In August, we acquired Digital Chainsaw, Inc., d/b/a NetPerformance ("NetPerformance"), a one-stop provider of strategic Internet services primarily to small and medium sized enterprises, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting. Moreover, we are conducting technical and customer trials for voice-over-Internet-Protocol ("VoIP") telephone service in collaboration with Lucent Technologies ("Lucent") and other major vendors. We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable.

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

     The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Note 2 - Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for the Company's year ending December 31, 2001. Management is currently evaluating the impact of SFAS 133 but does not expect the adoption to have a significant impact on our results of operations, financial position or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101, as amended, no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the Company has analyzed the impact of SAB 101 and believes that adoption will not have a material effect on the Company's results of operations or financial position.

Note 3 - Net Loss Per Share

     The Company computes net loss per share under the provisions of SFAS No. 128 "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive.

     Basic and diluted net loss available to common stockholders per share for the three months ended September 30, 2000 and 1999, were $0.56 and $0.26 based on weighted average shares outstanding of 57,112,159 and 54,141,481, respectively. For the nine months ended September 30, 2000 and 1999, basic and diluted net loss available to common stockholders were $1.59 and $10.10 based on weighted average shares outstanding of 55,563,508 and 26,526,365, respectively.

     Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of the Company's preferred stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount equals basic earnings per share because the Company has a net loss, thus the impact of the assumed exercise of the stock options and warrants and the assumed preferred stock conversion is anti-dilutive. Options and issued warrants to purchase 7,857,519 shares of common stock at September 30, 2000 were excluded from the calculation above because they are anti-dilutive.

     In addition, there is a potential to issue additional warrants pursuant to the agreements set forth in Note 5 and additional preferred shares as set forth in Note 8. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be anti-dilutive. In the future, the Company also may issue additional stock or warrants to purchase its common stock in connection with its efforts to expand the distribution of its services. Stockholders could face additional dilution from these possible future transactions.

Note 4 - Comprehensive Loss

     Comprehensive loss, comprised of net loss before mandatorily redeemable convertible preferred stock dividends and accretion to redemption value of mandatorily redeemable convertible preferred stock and net unrealized holding gains and losses on investments, totaled $32.2 million and $87.7 million for the three and nine months ended September 30, 2000, respectively, and $14.8 million and $38.1 million for the three and nine months ended September 30, 1999, respectively.

Note 5 - Distribution Agreements

     As an inducement to certain cable partners to commit systems to the Company, we issue warrants to purchase our common stock in connection with network service agreements and other agreements, collectively referred to as distribution agreements.

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

     In May 2000, the Company entered into a second network services agreement with Charter Communications ("Charter"). Under this agreement, Charter committed to provide the Company exclusive right to provide network services related to the delivery of Internet access to homes passed in certain cable systems. We will provide partial turnkey services or "Network Services", including system monitoring and security as well as call center support. Charter will receive the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it is not obligated to do so. Charter can terminate these exclusivity rights, on a system-by-system basis, if the Company fails to meet performance specifications or otherwise breaches the agreement. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms.

     In connection with the network services agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the network services agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase .50 shares for each home passed in the systems for which the May 2000 agreement is renewed. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the second network services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. As of September 30, 2000, Charter had requested payment of approximately $6.0 million of launch fees related to systems to be deployed in the near future. These fees are expected to be paid during the fourth quarter of 2000.

     As of September 30, 2000, various cable partners had earned 1,658,464 warrants under distribution agreements of which 442,841 of these warrants were earned at a cost of $2.2 million in the three months ended September 30, 2000. Deferred distribution agreement costs of $10.9 million, net of accumulated amortization of $2.4 million were recorded in conjunction with these warrants at September 30, 2000. Amortization of distribution agreement costs of $0.8 million and $1.9 million was recognized in the statement of operations for the three and nine months ended September 30, 2000. Additional deferred distribution agreement costs may be recorded and amortized in future periods should the cable partners earn the right to purchase additional common shares based on the number of homes passed committed to the Company. At September 30, 2000, there were 16.1 million additional warrants available to be earned under distribution agreements.

Note 6 - Commitments and Contingencies

     The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position of the Company.

Note 7 - Business Developments

     In May 2000, Lucent purchased 1,250,000 shares of the Company's common stock at fair value for total proceeds to the Company of $10.0 million. In addition, Lucent and the Company entered into a general agreement whereby Lucent will provide equipment and services to the Company with an initial purchase commitment by the Company of $5.0 million.

     In August 2000, the Company completed its acquisition of NetPerformance, a Florida-based web hosting and systems integration company. The Company issued approximately 3.0 million shares of common stock valued at $18.0 million in connection with this transaction in exchange for all of the outstanding shares of NetPerformance. Additionally, the Company issued stock options valued at $3.7 million in exchange for the outstanding options of NetPerformance. Up to $25.0 million of additional purchase price consideration in the form of the Company's common stock may be issued to NetPerformance shareholders if certain performance targets are met by NetPerformance during 2000 and 2001. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the acquisition was $25.6 million and is being amortized on a straight-line basis over 5 years.

Note 8 - Subsequent Event

     In October 2000, we signed a definitive agreement with Vulcan Ventures Incorporated ("Vulcan") and Charter, under which Vulcan and Charter will make an aggregate preferred equity investment of $75 million. Under the agreement, Vulcan and Charter will invest approximately equal amounts. The investments take the form of convertible preferred stock, and may convert into common stock of the Company at a conversion price of approximately $5 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. Closing of the transaction is conditioned upon customary closing conditions, including approval by the Company's stockholders.

     However, we anticipate that we will need to seek additional equity or debt financing to execute our current business plan. Such financing could involve the issuance, or deemed issuance, of additional shares of capital stock at a price below the conversion price of the convertible preferred stock we have agreed to issue to Vulcan and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Risk Factors--Our pending financing with Vulcan and Charter contains anti-dilution adjustments and restrictions on our future activities". Further, if additional financing is not available on acceptable terms, we may be forced to curtail our operations, which could have a material adverse effect on our business and financial results and may require us to delay the deployment of our services.

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

Overview

     We are a leading provider of high speed Internet access to residential and commercial end users primarily using cable modem technology. We primarily focus on residential and commercial end users in exurban areas although we have recently begun to provide broadband services in some urban markets. We enter into long-term exclusive contracts with cable system operators to provide them with either a comprehensive "full turnkey" or "partial turnkey" service. These services enable a cable system's customers to receive high speed Internet access. In our full turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access service and for the traditional dial-up services we offer as part of our end user acquisition strategy. In our full turnkey solution we generally bill the end user directly and pay our cable partners a portion of the monthly fee we receive; in these instances we report our revenues net of the percentage split we pay to our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users.

     We also offer to our cable partners a partial turnkey solution. In a partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically bill the end user and remit to us our percentage of the revenue or the fixed fee. In May 2000, the Company entered into a second network services agreement with Charter in which the Company has agreed to provide partial turnkey services. Partial turnkey solutions have become a significant part of our business mix and we anticipate that this trend will continue.

     We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer Internet service via cable modems, on a fee for service basis.

     Our revenue from dial-up services, as a percentage of total revenue, has been decreasing and will continue to decline over time as our high speed business and other service revenue grows. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next few years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we will save the cost of purchasing and installing cable modems for end users. In the future we expect to earn revenues from additional services such as Internet telephony, and to a lesser extent, from local content.

     We are expanding our offering of services to include DSL Internet access on a reseller basis. Currently, we receive no revenue from the provision of high speed internet access in DSL but we expect to provide service via DSL to commercial customers in the future. We offer DSL service as a reseller for Northpoint Communications on a limited basis. We anticipate that our business will become more dependent upon providing DSL service to commercial customers in the future.

     We recently completed the acquisition of NetPerformance, a one-stop provider of strategic Internet services primarily to small- and medium-sized enterprises, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting. Moreover, we are conducting technical and customer trials for VoIP telephone service in collaboration with Lucent and other major vendors, and plan to introduce second-line VoIP services late this year. We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable.

Our expenses consist of the following:

o Operating costs, which consist primarily of salaries for help desk, field technical support and network operations center employees and web site design and development personnel; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. In one-way cable systems, where the end user transmits data back to the cable headend via a standard telephone line, we must support the telephone return path from the local telephone company's central office to the cable headend. Accordingly, we incur greater telecommunications costs in a one-way system than we incur in a two-way system. Consequently, the rate at which our cable partners upgrade their systems to two-way capability will affect our operating margins. We expect our operating costs to grow significantly as we roll out services in new systems. We may also incur significant fees if we cancel our telecommunications contracts in advance of the expiration of the term of the contract. Many of our operating costs are relatively fixed in the short term. However, as we add new end users we hope to be able to spread these costs over a larger revenue base, and, accordingly, decrease our costs per subscriber and improve our operating margins.

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

Results Of Operations For The Three and Nine Months Ended September 30, 2000 Compared With The Three and Nine Months Ended September 30, 1999

Revenues

     Net revenue consists primarily of net monthly subscription fees for cable modem based and traditional dial-up Internet services, monthly fees for web hosting services, cable modem rental income, fees for engineering services provided to cable partners, installation fees and other up front fees from end users, fees from web site and creative design, legacy systems integration and overall strategic consulting.

     Total net revenue for the three months ended September 30, 2000 and 1999 was $4.3 million and $1.1 million respectively, an increase of $3.2 million. For the quarters ended September 30, 2000 and 1999, cable modem based subscription fees contributed approximately 48% and 41% of the net revenue, traditional dial-up service fees contributed 10% and 30%, cable modem rental fees contributed 19% and 19%, engineering services provided to cable partners contributed 8% and 7%, design systems integration and related services to commercial customers contributed 10% and 0%, web hosting contributed 3% and 0%, and other fees from end users contributed 2% and 3%, respectively.

     Total net revenue for the nine months ended September 30, 2000 and 1999 was $9.0 million and $2.0 million respectively, an increase of $7.0 million. For the nine months ended September 30, 2000 and 1999, cable modem based subscription fees contributed approximately 50% and 41% of the net revenue, traditional dial-up service fees contributed 14% and 35%, cable modem rental fees contributed 21% and 17%, engineering services provided to cable partners contributed 6% and 4%, design systems integration and related services to commercial customers contributed 5% and 0%, web hosting contributed 1% and 0%, and other fees from end users contributed 3% and 3%, respectively.

Costs and Expenses

     Operating. Operating costs for the three months ended September 30, 2000 and 1999 were $18.1 million and $7.2 million, respectively, an increase of $10.9 million. Operating costs for the nine months ended September 30, 2000 and 1999 were $48.9 million and $13.3 million, respectively, an increase of $35.6 million. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, help desk and field technical support departments as well as the additional personnel costs associated with the purchase of NetPerformance, an increase in telecommunications expense from the rollout of our service to new markets, our larger subscriber base, depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers.

     Engineering. Engineering expenses for the three months ended September 30, 2000 and 1999 were $6.0 million and $2.5 million, respectively, an increase of $3.5 million. Engineering expenses for the nine months ended September 30, 2000 and 1999 were $16.4 million and $6.1 million, respectively, an increase of $10.3 million. The increase in engineering expenses resulted from continued network design, system testing, development and support of information systems and project management, for the evaluation of new equipment and possible new product offerings, including the offering of service via DSL, and from personnel and personnel related costs for additional technical staff to support the installation of cable headend hardware and software in our cable partners' systems.

     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2000 and 1999 were $5.9 million and $5.1 million, respectively, an increase of $0.8 million. Sales and marketing expenses for the nine months ended September 30, 2000 and 1999 were $18.4 million and $10.8 million, respectively, an increase of $7.6 million. The increase in sales and marketing expenses resulted primarily from an increase in personnel and personnel related costs to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force, as well as an increase in direct marketing and advertising expenses, as we expanded into more geographic markets.

     General and Administrative. General and administrative expenses, excluding non-cash compensation expense from stock options and amortization of distribution agreement costs, for the three months ended September 30, 2000 and 1999 were $6.5 million and $3.0 million, respectively, an increase of $3.5 million. General and administrative expenses, excluding non-cash compensation expense from stock options and amortization of distribution agreement costs, for the nine months ended September 30, 2000 and 1999 were $15.7 million and $6.7 million, respectively, an increase of $9.0 million. The increase in general and administrative expenses resulted from additional personnel and personnel related costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions.

     Non-cash compensation expense from stock options. Non-cash compensation expense from stock options for the three months ended September 30, 2000 and 1999 was $95,000 and $18,000, respectively, an increase of $77,000. Non-cash compensation expense from stock options for the nine months ended September 30, 2000 and 1999 was $143,000 and $2.7 million, respectively, a decrease of $2.6 million. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period. The expense for the nine months ended September 30, 1999 is principally related to a charge for 189,875 compensatory options issued to our directors which vested upon grant and 227,695 options issued under the 1998 stock option plan that vested upon execution of the initial public offering.

     Amortization of distribution agreement costs. Amortization of distribution agreement costs for the three months ended September 30, 2000 and 1999 was $0.8 million and $0.2 million, respectively, an increase of $0.6 million. Amortization of distribution agreement costs for the nine months ended September 30, 2000 and 1999 was $1.9 million and $3.5 million, respectively, a decrease of $1.6 million. Included in the nine months ended September 30, 1999 was $3.2 million of amortization expense related to 387,500 warrants issued to Microsoft. The 2000 costs consist of the amortization of the value of 1,658,464 warrants earned under distribution agreements for commitments of homes passed. We expect to incur additional material non-cash charges related to further issuance of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and will recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

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

     Net Investment Income. Net investment income for the three months ended September 30, 2000 and 1999 was $1.0 million and $2.7 million, respectively. The decrease in investment income for the three months ended September 30, 2000, is the result of lower investment balances during the third quarter of 2000. Net investment income for the nine months ended September 30, 2000 and 1999 was $4.0 million and $3.5 million, respectively. Net investment income represents interest earned on cash, cash equivalents and short term investments. The increase in investment income for the nine months ended September 30, 2000, is the result of interest on investments purchased using the net proceeds of our initial public offering in June of 1999.

     Income Taxes. At December 31, 1999, we had accumulated net operating loss carry forwards for federal and state tax purposes of approximately $63.6 million, which will expire beginning in 2018. At December 31, 1999, we had net deferred tax assets of $26.5 million, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the year ended December 31, 1999 or for the quarter and nine months ended September 30, 2000.

Liquidity and Capital Resources

     At September 30, 2000, we had cash, cash equivalents and short-term investments of $93.5 million, compared with $178.7 million of cash, cash equivalents and short-term investments at December 31, 1999. We had significant negative cash flow from operating activities for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 was $62.4 million, caused primarily by a net loss of $88.5 million offset by depreciation and amortization of $14.5 million, an increase in accounts payable and other liabilities of $10.8 million.

     Cash provided by investing activities for the nine months ended September 30, 2000 was $51.8 million, the result of sales and maturities of short term investments of $178.3 million, offset by the purchase of short term investments of $95.9 million. Also, cash paid for capital expenditures totaled $27.1 million for the nine months ended September 30, 2000. The principal capital expenditures incurred during this period were for the purchase of headend data network hardware and software, billing and customer care systems and furniture and telephone and computer equipment for new leased customer care and corporate headquarters facilities, cable modems and central network hardware and software, reflecting our expansion into new markets.

     Cash provided by financing activities for the nine months ended September 30, 2000 was $7.1 million, comprised primarily of $10.0 million in proceeds from issuance of common stock to Lucent, partially offset by net payments on capital lease obligations and long-term debt.

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

     o The extent to which we expand our services into new geographical markets, particularly international markets.

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

     Short term investments are classified as available-for-sale and, as a result, are stated at fair value. Short term investments are comprised principally of highly liquid debt securities of corporations and the U.S. government. We record changes in the fair market value of securities held for short term investment as an equal adjustment to the carrying value and equity.

     Loan and Lease Facilities. The Company has approximately $11.7 million in unused lease facilities at September 30, 2000.

     We expect to incur approximately $45 million of capital expenditures in 2000 principally related to the installation of headend data network hardware and software, cable modems, central network hardware and software for e-mail, network monitoring, provisioning, web hosting, billing and customer care systems, and furniture and telephone and computer equipment for new leased customer care and corporate headquarters facilities. Actual capital expenditures will be significantly affected by the rate at which end users subscribe to our cable modem internet access services, which requires us to purchase a cable modem for each new end user where we provide full turnkey services, as well as the pace of the rollout of our systems, which requires us to purchase headend data network hardware and software. Additionally, the amount of capital expenditures will be affected by the number of systems deployed under the partial turnkey services model, where the investment in equipment is significantly less than those choosing full turnkey services. Since inception, we have financed our operations primarily through a combination of private and public sales of equity securities, capital equipment leases and debt.

     In May 2000 we entered into an agreement with Lucent under which we will purchase equipment and services in connection with our deployment of IP telephony services. Our minimum commitment under this agreement is $5 million. In addition, Lucent has agreed to assist us in arranging third party equipment financing.

     The development of our business may require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with $11.7 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2002, assuming we achieve our business plan. At such time, or sooner if we do not achieve our business plan, we will require additional equity and/or debt financing.

     In this regard, in October 2000 we signed a definitive agreement with Vulcan Ventures Incorporated and Charter, under which Vulcan and
Charter will make an aggregate preferred equity investment of $75 million. Under the agreement, Vulcan and Charter will invest approximately equal amounts. The investments take the form of convertible preferred stock, and may convert into common stock of the Company at a conversion price of approximately $5 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. Closing of the transaction is conditioned upon customary closing conditions, including approval by the Company's stockholders. If the financing is completed, we expect these funds to last into 2002.

     However, we anticipate that we will need to seek additional equity or debt financing to execute our current business plan. Such financing could involve the issuance, or deemed issuance, of additional shares of capital sock at a price below the conversion price of the convertible preferred stock we have agreed to issue to Vulcan and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Risk Factors - Our pending financing with Vulcan and Charter contains anti-dilution adjustments and restrictions on our future activities". Further, if additional financing is not available on acceptable terms, we may be forced to curtail our operations, which could have a material adverse effect on our business and financial results and may require us to delay the deployment of our services. Furthermore, additional equity or debt financing could give rise to any or all of the following:

     o    Additional dilution to our current stockholders;

     o The issuance of securities with rights, preferences or privileges senior to those of the existing holders of our common stock; and

     o The issuance of securities with covenants imposing restrictions on our operations.

     Charter can require any lender with liens on our equipment placed in Charter head ends to deliver to Charter a non-disturbance agreement as a condition to such financing. We can offer no assurance that we will be able to obtain additional secured equipment financing for Charter systems subject to such a condition or that a potential lender will be able to negotiate acceptable terms of non-disturbance with Charter.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for our year ending December 31, 2001. Management is currently evaluating the impact of SFAS 133 but does not expect the adoption to have a significant impact on our results of operations, financial position or cash flows.

     On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101, as amended, no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the Company has analyzed the impact of SAB 101 and believes that adoption will not have a material effect on the Company's results of operations or financial position.

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

We Have Not Been Profitable And Expect Future Losses.

     Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $159.4 million from April 3, 1998 (Inception) through September 30, 2000. Our limited operating history, the dynamic nature of our industry, changes in our business model and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

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

     o The acquisition and installation of the equipment, software and telecommunications circuits necessary to enable our cable partners to offer our services or to add additional products and services; and

     o Costs in connection with acquisitions, divestitures, business alliances or changing technologies.

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

     The success of our business ultimately will depend upon the acceptance of our services by end users, who in our comprehensive turnkey service will purchase or rent a cable modem from us and pay both monthly service and installation fees. As of September 30, 2000 we deployed our services in only 148 cable systems and we have approximately 56,000 residential cable modem end users. We began offering our services on a partial turnkey basis in the third quarter of 1999. As of the September 30, 2000, we had initiated partial turnkey services in 22 systems. In our partial turnkey solution, we deliver fewer services and incur lower costs than in a full turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. As a result of our network services agreement with Charter, we anticipate that partial turnkey services will become a more significant part of our business mix, affecting our future revenues and profitability per subscriber.

     Although our primary service offering is high bandwidth Internet access, we currently derive a portion of our revenue from standard dial-up Internet access, which we offer as a feeder for our high speed offerings. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Nor can we predict whether we can adequately supply services to satisfy that demand if it develops. We may also not be able to acquire and install customers quickly enough to meet demand, and the bandwidth we provide may prove to be inadequate. Additionally, we believe that partial turnkey services will become an increasingly important part of our business. Under the partial turnkey arrangements, such as the one we signed with Charter in May 2000, covering a minimum of five million homes passed, we will earn less revenue and absorb less operating expense per customer than under a full turnkey arrangement.

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

     We recently acquired NetPerformance, a one-stop provider of strategic Internet services primarily to small and medium sized enterprises, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting.

     We have also initiated technical trials of IP Telephony in collaboration with Charter and Lucent, as additional services for our cable partners to offer their customers.

     We do not know whether our new services will become significant to our business or whether we will continue to offer them at all. Moreover, we may continue to introduce new services or to make changes to our product offerings to meet our customer demands or to respond to changes in our evolving industry. Consequently, our business model is likely to continue to change.

We Will Need Additional Capital In The Future And It May Not Be Available On Acceptable Terms.

     The development of our business will require significant additional capital in the future to fund our operations, to finance the substantial investments in equipment and corporate infrastructure needed for our planned expansion, to enhance and expand the range of services we offer and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We believe our current cash, cash equivalents and short term investments, together with the $11.7 million of available lease financing through various facilities, as well as additional loan and lease financing facilities will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements into 2002, assuming we achieve our business plan. At such time, or sooner if we do not achieve our business plan, we will require additional equity and/or debt financing. In this regard, in October 2000, we signed a definitive agreement with Vulcan and Charter, under which Vulcan and Charter will make an aggregate preferred equity investment of $75 million. Under the agreement, Vulcan and Charter will invest approximately equal amounts. The investments take the form of convertible preferred stock, and may convert into common stock of the Company at a conversion price of approximately $5 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. Closing of the transaction is conditioned upon customary closing conditions, including approval by the Company's stockholders. If the financing is completed, we expect these funds, to last into 2002.

     However, we anticipate that we will need to seek additional equity or debt financing to execute our current business plan. Such financing could involve the issuance, or deemed issuance, of additional shares of capital sock at a price below the conversion price of the convertible preferred stock we have agreed to issue to Vulcan and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Risk Factors - Our pending financing with Vulcan and Charter contains anti-dilution adjustments and restrictions on our future activities". Further, if additional financing is not available on acceptable terms, we may be forced to curtail our operations, which could have a material adverse effect on our business and financial results and may require us to delay the deployment of our services. Furthermore, additional equity or debt financing could give rise to any or all of the following:

     o    Additional dilution to our current stockholders;

     o The issuance of securities with rights, preferences or privileges senior to those of the existing holders of our common stock; and

     o The issuance of securities with covenants imposing restrictions on our operations.


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

Our Quarterly Operating Results Are Likely To Fluctuate Significantly And May Be Below Our Expectations And The Expectations Of Analysts And Investors.

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

     The quarter-to-quarter comparisons of our results of operations should not be relied upon as an indication of future performance. It is possible that in some future periods our results of operations may be below our expectations and the expectations of public market analysts and investors. In that event, the price of our common stock is likely to fall.

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

Our Largest Cable Partner Can Terminate Its Contract With Us.

     Our largest cable partner is Charter. Charter is an affiliate of Vulcan, which owns 34.5% of our outstanding common stock as of September 30, 2000. We have entered into several agreements with Charter, including two network services agreements. The first network services agreement was entered into in November 1998 and the second in May 2000. Under both agreements, Charter committed to provide the Company exclusive rights to provide network services related to the delivery of Internet access to homes passed in certain cable systems.

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

     Subject to the provisions of the network service agreements, Charter can terminate our exclusivity rights, on a system-by-system basis, if we fail to meet performance specifications or otherwise breach our agreement. Moreover, Charter can terminate the November 1998 agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays us a termination fee based on the net present value of the revenues we otherwise would earn for the remaining term of the agreement from those end users subscribing to our services as of the date of termination. There can be no assurances we will meet the benchmarks related to our customer penetration rates or that Charter will not decide to terminate either agreement for any other reason. If Charter were to terminate either agreement, in whole or for any material system, regardless of any termination fee we may receive, our business and financial results would be materially and adversely affected.

Our Agreements With Vulcan Could Constrain Our Ability To Generate Revenues From Providing Content And Future Services Our End Users May Demand.

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

     Vulcan has the right to prohibit us from providing content or telephony services that compete with Vulcan content at Vulcan's discretion and can require us to remove competing content. Many industry analysts believe that Internet access will become increasingly reliant upon revenues from content due to competitive pressures to provide low cost or even free Internet access. If Vulcan were to require us to remove our content or substitute its telephony services for any we might provide, we could lose a source of additional revenues and might not recover all related costs of providing our content or telephony services. Vulcan's ability to prohibit us from providing content and telephony services means that Vulcan's interests are not necessarily aligned with those of our other stockholders.

Our Pending Financing with Vulcan and Charter Contains Anti-dilution Adjustments and Restrictions on our Future Activities.

     On October 19, 2000, the Company entered into a Stock Purchase Agreement with Vulcan and Charter. Upon satisfaction of the conditions set forth in the purchase agreement (including stockholder approval of the proposal), Vulcan and Charter will purchase 38,000 and 37,0000 shares, respectively, of our Series D Convertible Preferred Stock at a price of $1,000 per share, for an aggregate purchase price of $38,000,000 and $37,000,000, respectively. Paul G. Allen controls Vulcan and Charter. The shares of convertible preferred stock initially are convertible at a conversion price of $5.01875 per share into 14,943,960 shares of common stock. The conversion price would be subject to an anti-dilution adjustment which would increase the number of shares issuable to Vulcan and Charter upon conversion of the convertible preferred stock if we issue common stock (or are deemed to issue common stock) at below the conversion price.

     If completed, the transaction also would place significant restrictions on our activities in the future. Among other things, these constraints will require us to:

     o Obtain the approval of Vulcan and Charter before declaring a dividend, entering into a merger, acquisition, consolidation, business combination, or other similar transaction, or issuing any debt or equity securities;

     o Provide Vulcan and Charter with a right of first refusal to purchase any shares of stock, common or otherwise, that we may offer in the future; and

     o Offer and make available to Vulcan, Charter and their affiliates licensing and business arrangements relating to our technologies, products and services, of any combination thereof, on terms and conditions at least as favorable as those agreed to with any third party at substantially the same level of purchase or other financial commitment.

     You should be aware that conversion of the convertible preferred stock into shares of common stock will have a dilutive effect on earnings per share and the relative voting power of our present stockholders. In addition, you should note that we may issue additional shares of common stock in connection with the payment of dividends or conversion price adjustments on the convertible preferred stock, which may increase the number of shares of common stock issued in connection with the transaction.

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

     In addition, we have granted Microsoft a warrant to purchase 387,500 shares of our common stock at an exercise price of $16.25, with additional warrants issuable for homes passed above 2,500,000 homes passed committed to us by Comcast. Our agreement with ServiceCo LLC provides for granting of warrants to purchase one share of our common stock at a price of $5 per share up to a maximum of 5,000,000 shares. The Company has also granted Classic Cable, Inc. and CMA Associates, both cable operators, a warrant to purchase 600,000 and 200,000 shares at an exercise price of $13, respectively, in connection with the distribution of our services. We have issued and may in the future issue additional stock or warrants to purchase our common stock in connection with our efforts to expand the distribution of our services and retain various consulting services. Stockholders could face additional dilution from these possible future transactions.

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

We May Become Subject To Risks Of International Operations.

     We are currently evaluating international expansion opportunities. If we expand internationally or enters into joint venture arrangements to pursue international business opportunities, we would become subject to the risks of conducting business internationally, including:

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

We Have Recently Made Acquisitions And Expect To Make Future Acquisitions Where Advisable And Acquisitions Involve Numerous Risks.

     Our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. In particular, we recently acquired NetPerformance in order to allow us to offer additional services to our customers, including web hosting, web site and creative design, legacy systems integration and overall strategic consulting. Acquisitions involve numerous risks, including the following:

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

We May Become Subject To Burdensome Government Regulation Or "Open Access" Competition.

     The regulatory climate impacting our business is uncertain at this time, and we may become subject to burdensome governmental regulation in the future. Historically, the Company and its cable partners believed that for regulatory purposes we would be considered a cable service provider, or an unregulated information service provider. However, a federal appeals court (AT&T v. City of Portland, 9th Cir. 6/22/00) recently concluded that a cable operator's provision of transmission facilities in some instances is a telecommunications service under the Communications Act. This classification could subject our cable partners, and possibly US, to federal and state regulation as "telecommunications carriers." If we or our cable partners were classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, the Company or its cable partners could be subject to burdensome governmental regulations. In particular, the government might seek to regulate us and our cable partners with respect to the terms, conditions and prices for Internet connection services and interconnections with the public switched telephone network, and require that we make contributions to the universal service support fund. The Internet telephony services over cable, or Voice over IP, we expect to offer and deploy may also be regulated as a common carrier telecommunications service. Accordingly, the Company or its cable partners might then have to get a "telecommunications franchise" or a license to operate as a "competitive local exchange carrier" from some states or localities, which might not be available on reasonable terms, or at all.

     In addition, some local cable franchising authorities seek to impose "non-discrimination" or "open access" obligations on our cable partners. Other local franchising authorities might claim that our cable partners need a separate franchise to offer our cable service. This franchise may not be obtainable on reasonable terms, or at all. A consortium of dial-up Internet service providers and large telephone companies are encouraging local franchising authorities and the Federal Communications Commission to ban the type of exclusive ISP-cable operator arrangements that we have with our cable partners that make it the exclusive supplier of high speed data on the cable systems where our service is offered. If such arrangements are banned, the Company could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Both AOL-Time Warner and AT&T-Mindspring have announced plans to open their networks to competing Internet service providers in the coming years, and AT&T and Time Warner Cable have initiated "open-access" trials with selected ISPs in several markets. Other ISPs are petitioning the FCC and various large cable operators for access to cable plants. The Company cannot predict the degree to which such voluntary or involuntary "open access" will affect its business.

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

We Depend On Our Key Personnel And May Have Difficulty Attracting And Retaining The Skilled Employees We Need To Execute Our Growth Plan.

     Our future success depends on the continued service of our key personnel, especially our Chief Executive Officer ("CEO") and Chief Operating Officer ("COO"). We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

                      Risk Related To Trading In Our Stock

Because Of Our Relationship With Vulcan Ventures, New Investors Will Have Little Influence Over Management Decisions.

Vulcan currently owns 34.5% of our outstanding stock. Charter, also has a warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. Additionally, in October 2000 we signed a definitive agreement with Vulcan and Charter, under which they will make an aggregate preferred equity investment of $75 million. Paul G. Allen is the controlling stockholder of Charter and Vulcan. Accordingly, Mr. Allen will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Mr. Allen's control relationship with us, including:

     o Conflicts between Vulcan, Charter and other affiliates of Mr. Allen and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

     o Conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Vulcan, Charter or other affiliates of Mr. Allen, on the other hand; or

     o Conflicts related to existing or new contractual relationships between us, on the one hand, and Mr. Allen and his affiliates, such as Vulcan and Charter, on the other hand. In particular Mr. Allen controls Charter, our largest cable partner.

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

     If we complete our pending financing with Vulcan and Charter, Mr. Allen's beneficial ownership of our outstanding stock would be increased to 49.6%.

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

b. In June 1999, we completed our initial public offering of Common Stock. Concurrent with the initial public offering, we sold Common Stock to Cisco Systems, Com21 and Microsoft under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commissions of $13,081,250 were $199,768,750. Through September 30, 2000 the gross proceeds of the offering have been applied as follows:

Direct or Indirect payment to others for:

           Underwriting discounts and commissions      $ 13,081,250
           Other offering expenses                     $  1,828,854
           Working Capital                             $104,436,896

None of such payments were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in short term, interest bearing investment grade securities.

Item 3 - Defaults upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Security Holders.

     None

Item 5 - Other Information.

     None.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits

     FDS Exhibit 27

     (b) Reports on Form 8-K

     On October 23, 2000, the Company filed a report on Form 8-K which announced that we had entered into a $75 million stock purchase agreement, dated as of October 19, 2000, with Vulcan and Charter. A copy of the Agreement, as well as the Press Release announcing this matter, were attached as Exhibits to the filing.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date  November 14, 2000                      By  /s/ Daniel J. O'Brien
      -----------------                        --------------------------------
                                               Daniel J. O'Brien
                                               President

Date  November 14, 2000                      By  /s/ George Willett
      -----------------                        --------------------------------
                                               George Willett
                                               Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           FINANCIAL DATA SHEET