Form 10-K405
period 2000-12-31
HIGH SPEED ACCESS CORP
filed 2001-04-02
CIK 1075244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

                             10901 WEST TOLLER DRIVE
                            LITTLETON, COLORADO 80127
                                 (720) 922-2500

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                  As of March 19, 2001
Aggregate market value of the voting stock held by
 non-affiliates of the registrant based on the closing
 bid price of such stock:                                           $ 38,341,272
Number of shares of Common Stock outstanding:                         58,572,128

                       DOCUMENTS INCORPORATED BY REFERENCE

       PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL
       MEETING OF STOCKHOLDERS TO BE HELD JUNE 19, 2001 ARE INCORPORATED
                           BY REFERENCE INTO PART III
                       (ITEMS 10, 11, 12, AND 13) HEREOF.

================================================================================

                                TABLE OF CONTENTS

                                                                               PAGE
 PART I
 ITEM 1.    Business                                                            3
 ITEM 2.    Properties                                                          9
 ITEM 3.    Legal Proceedings                                                  10
 ITEM 4.    Submission of Matters to a Vote of Security Holders                10

 PART II
 ITEM 5.    Market for Registrant's Common Equity and Related Shareholder
            Matters                                                            10
 ITEM 6.    Selected Financial Data                                            11
 ITEM 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              12
 ITEM 8.    Financial Statements and Supplementary Data                        32
 ITEM 9.    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                               50

 PART III
 ITEM 10.   Directors and Executive Officers of the Registrant                 50
 ITEM 11.   Executive Compensation                                             50
 ITEM 12.   Security Ownership of Certain Beneficial Owners and Management     50
 ITEM 13.   Certain Relationships and Related Transactions                     50

 PART IV
 ITEM 14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                                50

 SIGNATURES                                                                    51

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors", which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. BUSINESS

OVERVIEW

     High Speed Access Corp. and subsidiaries (hereinafter referred to as the Company, we, us, or our) provides high speed Internet access to residential and commercial customers primarily via cable modems. We focus primarily on residential and commercial end users in exurban areas, although we have recently begun to provide broadband services in some urban markets. We enter into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "turnkey" basis as well as on an unbundled or "Network Services" basis. These services enable a cable system's customers to receive high speed Internet access.

     In exchange for providing us with access to its customers in the turnkey solution, we pay the cable operator a portion of the monthly fees received from an end user who subscribes to the services. In an unbundled or Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. In our Network Services solution, our cable partners will typically bill the end user and remit to us our percentage of the revenue or the fixed fee. Network Services have increasingly become a significant part of our business mix, and we anticipate that this trend will continue.

     We have agreements to provide our services to 41 cable operators, covering 201 systems and approximately 6,600,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. We have deployed our services in systems covering approximately 3,800,000 homes passed and have approximately 100,000 high speed residential end users.

     Through his control of Charter Communications, Inc. ("Charter") and Vulcan Ventures, Incorporated ("Vulcan"), Microsoft co-founder Paul Allen may be deemed to beneficially own 48.8% of our common stock at December 31, 2000, assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,050,710 warrants owned by Charter. As of December 31, 2000, we had deployed our services on either a turnkey or Network Services basis in cable systems owned by Charter with approximately 3,158,000 homes passed.

     We are expanding our offering of services to include expanded web site hosting and a range of other value-added and ongoing support services, all primarily for small and medium enterprises ("SMEs"). We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable. The Company also provides, on a limited basis, standard Internet access through traditional dial-up service to residential and SME customers.

THE BUSINESS

     Our business consists of three key elements: (1) residential high speed Internet access services, (2) commercial high speed Internet access and enhanced service applications and (3) broadband services.

RESIDENTIAL

     Our core service offering currently consists of cable modem Internet access, which we offer at several speeds and prices to customers through partnerships with cable operators. We enter into long-term exclusive contracts with cable operators to provide a suite of services on a comprehensive turnkey basis, as well as on an unbundled or Network Services basis. Our turnkey offering enables cable operators to outsource installation and testing, marketing, billings, technical and ongoing operational functions in order to implement and maintain high speed Internet access and related services for its end users. We believe that our turnkey offering is uniquely responsive to the needs of smaller cable operators. However, larger cable operators not requiring a comprehensive turnkey solution use our services on a Network Services basis. Our Network Services generally consist of (i) Tier II and Tier III customer care and technical support and (ii) 24-hours-a-day, seven-days-a-week monitoring of the network and the cable partner's plant.

COMMERCIAL

     We provide high speed Internet access and enhanced service applications to SMEs utilizing cable modem technology. Our services provide SMEs with a cost-effective solution for high speed Internet access as a result of our scalable bandwidth. Our high bandwidth capability allows us to offer SMEs enhanced services such as virtual private networks, web hosting and application services via third party providers. We intend to explore expansion opportunities through the acquisition of facilities-based Digital Subscriber Line ("DSL") assets.

BROADBAND SERVICES

     We have developed expertise related to broadband Internet delivery and supporting services. We continue to explore various expansion opportunities by marketing this expertise both domestically and internationally. For example, in February 2001, we entered into a three-year agreement with Kabel Nordrhein-Westfalen GmbH & Co. KG ("Kabel NRW"), a German cable company, under which we have begun providing a range of cable-based ISP infrastructure services on a fee-for-services basis. Additionally, we are pursuing opportunities to support domestic cable operators in an operating environment whereby cable operators will open their networks to more than one ISP. We also provide a range of services to cable operators that augment the typical support services provided under a Network Services arrangement.

PRODUCTS AND SERVICES

     RESIDENTIAL HIGH SPEED INTERNET ACCESS. We offer our basic high speed Internet service via cable modems to residential end users for a monthly fee of typically less than $40. Monthly service includes unlimited access time, multiple e-mail accounts and Web browser software. In addition, we typically rent cable modems to the residential end user for an additional $9.95 per month. Almost all of our turnkey high speed access end users currently rent a cable modem from us. Our high speed access services are available to end users in two-way cable systems, one-way systems or migrating systems. A two-way cable system provides always-on access and does not require the use of a phone line to transmit data from the home to the Internet. In one-way systems, we incur higher costs because we must support the telephone return component. As a cable operator upgrades its system to two-way service, we incur only a minimal one-time cost because we can reprogram our software remotely. Once a system is upgraded, our telecommunication costs for that system typically decrease.

     RESIDENTIAL ENTRY-LEVEL INTERNET ACCESS. In markets where we provide our cable-based access service, we also typically offer standard 56 Kbps dial-up access. Our dial-up alternative represents a customer acquisition strategy that provides consumers new to the Internet, or unfamiliar with the benefits of broadband access, the option of initiating the most basic level of Internet access, and upgrading their level of service over time. Monthly fees for dial-up services, which we share with our cable partners, are priced competitively with other "narrowband" Internet service providers and provide us an incremental source of revenue.

     LOCAL CONTENT. We provide local content targeting the interests of local communities, including civic, commercial and school related issues, and information on local services, including shops, restaurants and events currently not focused on by national, regional or city-wide content aggregation services. Accordingly, we use local content as a means of attracting and retaining additional end users and differentiating our service. We are seeking to enter into agreements with content providers, local advertisers and local e-commerce merchants under which we will receive a share of revenue from purchases of goods and services by our customers. Our ability to provide and earn revenues from content is subject to our agreements with Vulcan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

     NETWORK SERVICES. In our Network Services solution, we typically provide Tier II and Tier III customer care and technical support and 24-hours-a-day, seven-days-a-week monitoring of the network and the cable partner's plant.

     COMMERCIAL INTERNET ACCESS. We provide high speed Internet access to SMEs via cable modem for a monthly fee that varies based on the level of service. Our SME customers may choose bandwidth alternatives ranging from 500 Kbps to 1.5 Mbps. We currently offer e-mail, web hosting, news groups, telecommuting packages and virtual private network services to commercial customers. In markets where we offer our cable-based services, if a business does not have direct access to the cable infrastructure, we are capable of using alternative technologies, such as wireless or DSL connections, to link commercial end users to the cable headend.

     ENHANCED SERVICES. We intend to use cable modem and DSL connectivity as a platform to provide enhanced services primarily to our SME customers. In particular, we plan to continue to expand our network services and content offerings by working closely with leading hardware, software and networking companies.

     Currently we offer a variety of web site authoring and hosting services which can be used by SMEs.

o    WEB SITE AUTHORING. We intend to design and program web sites for SMEs.

o SHARED HOSTING. Our shared hosting solution hosts a web site on a single server which is owned, managed and housed by us for multiple customers.

o DEDICATED HOSTING. Our dedicated hosting solution hosts a web site on a single server, which is owned, managed and housed by us for a single customer.

     We also provide web site hosting services on both a shared and dedicated basis, including the following features:

o    Domain name registration;

o    Rapid set-up and deployment;

o    Disk storage space on our server located in our data center; and

o A flexible design allowing additional options, such as additional disk space, traffic throughput reporting, and, in the future, e-commerce transaction processing (including credit card verification and processing).

     BROADBAND SERVICES. We expect to provide services related to the construction and maintenance of the ISP support infrastructure on a fee-for-service basis in selected international markets. Additionally, we intend to explore providing services to domestic cable operators in an operating environment whereby the cable operators open their networks to more than one ISP.

CABLE PARTNERS

     Our predecessor companies began offering cable-based Internet services in late 1997 in Maysville, Kentucky and St. Mary's County, Maryland. As of December 31, 2000, we have deployed our services in 41 cable systems with approximately 3,800,000 homes passed. We have exclusive agreements to provide our services to cable operators, covering 201 systems and approximately 6,600,000 homes passed. Most of our agreements provide for a five-year exclusive term from the date we commence full operation within the cable system.

     The following table summarizes our cable contracts and operating statistics:

                                             DECEMBER 31, 2000      DECEMBER 31, 1999
                                             -----------------      -----------------
OPERATING STATISTICS
Cable operators under contract .......                    41                    43

Homes Under Contract
 Turnkey services ....................             1,400,000             1,824,000
 Network Services ....................             5,200,000               176,000
                                                ------------          ------------
 Total ...............................             6,600,000             2,000,000
                                                ------------          ------------

Homes Deployed
 Turnkey services ....................             1,600,000             1,318,000
 Network Services ....................             2,200,000               606,000
                                                ------------          ------------
 Total ...............................             3,800,000             1,924,000
                                                ------------          ------------

Subscribers
 Residential cable modem .............               100,000                16,100
 Small-and-medium-sized enterprises ..                 1,071                   685
 Residential dial-up subscribers .....                 8,000                 6,650

     SERVICES PROVIDED TO CABLE OPERATORS. We provide cable operators with a comprehensive suite of services on both an unbundled Network Services basis and on a comprehensive turnkey basis. Our turnkey offering enables cable operators to outsource marketing, technical and ongoing operational functions in order to implement and maintain high speed Internet access services for its end users. We believe that our turnkey offering is uniquely responsive to the needs of cable operators and end users in exurban markets. Under the turnkey basis, our cable partners are responsible only for providing space in the headend for our equipment and access to the necessary bandwidth, as well as for maintaining the integrity of the performance of the cable plant. Our turnkey model provides:

o    Detailed rollout plan and network design;

o Purchase and installation of the telecommunications and data network hardware and software necessary to offer service;

o    System testing and project management;

o Arrangements for the installation of a cable modem at the end user's home or business;

o    Connection to and maintenance of the Internet backbone system;

o    Ongoing local and corporate-level sales and marketing efforts;

o 24-hours-a-day, seven-days-a-week customer care and technical support for end users;

o 24-hours-a-day, seven-days-a-week monitoring of the network and the cable partner's plant; and

o    Direct customer billing.

     We also offer the foregoing services on a Network Service basis for cable system operators not requiring the full range of such services. Primary services offered under the Network Services model include (i) Tier II and Tier III customer care and technical support, and (ii) 24-hours-a-day, seven-days-a-week monitoring of the network and the cable partner's plant.

RESIDENTIAL END USER SALES AND MARKETING

     Our promotional efforts in turnkey systems typically include direct mail of standardized marketing materials, local television and radio advertising, and a public relations and media campaign. Our cable partners often participate in our promotional efforts. For example, a cable operator may provide airtime for our advertisements or include our marketing materials in its customer bills. Our selling efforts for residential end users focus largely on inbound and outbound telemarketing. Telemarketing may either be conducted in-house or outsourced. We design some of our programs to create "word of mouth" interest in our services. For example, we provide free broadband access to elementary and secondary schools in our service areas. We also generally contract the installation of cable modems at the end user site to local computer stores, which we believe also increases community awareness of our services.

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

     Key elements of our network architecture include:

     NETWORK OPERATIONS CENTER. Our network operations center staff monitors our entire data network 24 hours-a-day, seven-days-a-week, from the cable modem in a home or business, all the way through our backbone connection to the Internet. Continuous surveillance of our data network assists in identification and correction, as well as capacity management and optimization. We continuously troubleshoot and monitor for problems over the cable infrastructure that could cause an interruption of cable service or Internet access. Our network operations center is located in Louisville, Kentucky, in a secure building with redundant Internet access equipment and backup power supplies. We lease co-located data center space in Denver, Colorado and Sterling, Virginia to operate servers that provide critical customer services such as e-mail, news groups and personal web pages, as well as corporate information systems. We monitor these redundant servers continuously.

     BACKBONE AND INTERNET CONNECTIONS. We have a network architecture that takes advantage of the existing high speed data backbone operated by MCI WorldCom and its affiliate, UUNet and other well established Internet access providers. Management believes that it is more advantageous at this time to provision data backbone services from well established national suppliers rather than to lease and manage a new private network. We typically lease telecommunications links between the cable headends and our backbone connection from the regional Bell operating companies. In the future, we may also operate regional points of presence in order to increase network reliability, broaden our service offerings and achieve increased cost efficiencies. As a result, we may incur termination fees related to cancellation of existing circuit contracts.

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

     CABLE MODEMS. We currently provide a custom installation CD that allows a cable modem user to install a web browser along with a selection of popular utility programs. We currently use cable modems manufactured by General Instruments, Com21, Thomson and Terayon, which we either sell or rent to the end user. The North American cable industry has adopted a set of interface specifications, known as "DOCSIS," for hardware and software to support cable-based data delivery using cable modems. We expect that DOCSIS specifications will facilitate the retail availability of lower cost cable modems, which has three effects. First, it will save us the cost of purchasing and installing cable modems for end users. Second, we expect that increased availability of lower cost cable modems will result in increased demand for our services. Third, we would also expect a loss of revenue from cable modem rentals. We also expect computer manufacturers to begin integrating DOCSIS cable modems into their products. We began deploying DOCSIS compliant modems and modem controllers in the third quarter of 1999 and we expect future system deployments to be DOCSIS compliant. In some cases we may replace existing equipment with DOCSIS compliant equipment. In the future, residential end users also may be able to connect to the Internet via an integrated television set-top box.

COMPETITION

     We face competition for partnerships with cable operators from other cable modem-based providers of Internet access services and for end users from providers of other types of data and Internet services.

     We believe the major competitive factors in the market for partnerships with cable operators include breadth of service, speed and ease of deployment, revenue sharing arrangements, cash and equity incentives and operating experience. We believe the major competitive factors in the market to provide high speed Internet access to end users include financial, marketing and sales resources, established customer relationships, price, ease of access and use, transmission speed, reliability of service, quantity and quality of content, network security and customer support. We face competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We expect the level of this competition in cable and DSL Internet access markets to increase in intensity in the future. We face competition from both cable modem service providers and from providers of other types of data and Internet services for end users, including DSL companies. Due to this intense competition, there may be a time-limited market opportunity for our cable-based high speed access and our entry into DSL services. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

     For the reasons discussed below, we may not be able to compete successfully against current or future competitors, and competitive pressures we face could materially and adversely affect our business and financial results.

     CABLE-BASED INTERNET ACCESS MARKET. Our competitors in the cable-based Internet access market are those companies that have developed their own cable-based services and market those services to cable system operators. In particular, @Home, Road Runner, and Earthlink and their respective cable partners are deploying high speed Internet access services over cable networks. @Home, through its @Home Solutions product, markets to systems in markets with at least 20,000 homes passed. Other competitors in the cable-based Internet access markets are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Many of our competitors and potential competitors in the market for partnerships with cable operators, in particular @Home, have substantially greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with cable operators, advertisers and content and application providers than we do. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

     DSL AND OTHER TECHNOLOGIES. We intend to offer DSL Internet access services through the opportunistic acquisition of facilities-based DSL assets. We believe we will face significant competition from DSL companies and other Internet access providers in our attempts to acquire these DSL assets. To the extent we are successful in acquiring DSL assets and in expanding our DSL service offerings, we will compete directly against DSL companies and telecommunications companies offering DSL services to end users. In addition, long distance inter-exchange carriers, such as AT&T, Sprint and MCI WorldCom, have deployed large-scale Internet access networks and sell Internet access to business and residential customers. The regional Bell operating companies and other local exchange carriers have also entered this field and are providing price competitive services. Many of these carriers are offering diversified packages of telecommunications services, including Internet access, to residential customers, and could bundle these services together, which could put us at a competitive disadvantage. Many of these competitors are offering, or may soon offer, technologies that will compete with our cable-based high speed data service offerings. Such competing technologies include integrated services digital networks, digital subscriber lines and wireless and satellite services. Many of our competitors and potential competitors, particularly regional Bell operating companies, have substantially greater financial, sales and marketing resources than we have, and also may compete favorably in terms of price, ease of access and use, transmission speed and reliability of service. Widespread commercial acceptance of DSL or other competing technologies could significantly reduce the potential customer base for our cable-based services, which could have a material adverse effect on our business and financial results.

     INTERNET AND ONLINE SERVICE PROVIDERS. We also compete with traditional Internet service providers, which provide basic Internet access to residential and commercial end users and businesses, generally using the existing telephone network. While not presently offering the advantages of broadband access, these services are widely available and inexpensive. Many online service providers, such as America Online, have the advantage of large customer bases, industry experience, longer operating histories, greater name recognition, established relationships with advertisers and content and application providers, and significant financial, marketing and sales resources. Moreover, America Online recently merged with Time Warner, a major content provider and cable system owner/operator, to create AOL Time Warner. One condition placed on this merger involves AOL Time Warner permitting unaffiliated Internet access providers to use AOL Time Warner's cable systems to provide high speed Internet access to their customers. These "open access" arrangements may affect our business in various respects. See "Government Regulation". Previously, AOL announced alliances with SBC Communications and Bell Atlantic to offer AOL's services via digital subscriber line connections to be installed by these regional Bell operating companies. The pace at which AOL and its telephone company partners roll out DSL service could limit our ability to attract and retain end users in areas where our service offerings overlap.

     PEAKING CONSUMER INTEREST IN INTERNET ACCESS. Although the growth in consumer interest in accessing the Internet has been growing for several years, growth in consumer time spent on the Internet will eventually level off and may decline. This leveling off of demand may be offset over time by the development of additional Internet-based services and functions by existing and new Internet-oriented firms, but there is no assurance that these new services will actually be developed or will achieve consumer acceptance. A leveling of demand will tend to intensify competition among existing providers of Internet access, including the Company and traditional dial-up providers of access.

GOVERNMENT REGULATION

     Our business has two main components. First, we supply information and entertainment to customers primarily over the cable systems of our cable system partners. This information and entertainment includes materials that we obtain from third parties (including Vulcan and its affiliates) as well as information generally available on the Internet that our customers will reach by means of our service. Second, we install and maintain the equipment needed to transmit that information to customers over the cable systems of our cable partners in a form that can be understood by customers' personal computers. There are certain risks associated with both aspects of this business.

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

EMPLOYEES

     As of March 19, 2001, we employed 736 people, of whom 16 are part-time employees. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with employees to be good.

ITEM 2. PROPERTIES

     During the second half of 2000, we moved our principal executive office to Littleton, Colorado where we now lease approximately 70,000 square feet. We also lease a facility in Denver, Colorado with approximately 33,000 square feet for customer care and telemarketing operations. In addition, during the second half of 2000, we moved our Louisville, Kentucky operations to a 100,000 square foot leased facility in Louisville. This space, primarily used for network operations and customer care, is sufficient for future expansion. We also lease regional offices for technical and sales personnel in Atlanta, Georgia, Sterling, Virginia, Schaumburg, Illinois, Hunt Valley, Maryland and St. Petersburg, Florida in addition to local marketing offices in the geographic areas where we offer our services.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of the Company was held on December 4, 2000. The purpose of the meeting was to consider a proposal to approve the issuance to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, of 75,000 shares of Series D convertible preferred stock, at a price of $1,000 per share, that is convertible into 14,943,960 shares of common stock (at an initial conversion price of $5.01875 per share). The proposal was approved with 33,391,970 shares cast in favor of the proposal, 171,659 shares cast against the proposal and 219,201 abstentions.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Our common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. (the "Nasdaq National Market") under the symbol "HSAC." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since June 4, 1999, the date our common stock commenced trading.


2000                                                              HIGH         LOW
----                                                             -------     -------
First Quarter                                                    $ 24.25     $ 12.69
Second Quarter                                                   $ 13.50     $  4.16
Third Quarter                                                    $  7.12     $  3.47
Fourth Quarter                                                   $  4.62     $  1.00
1999                                                              HIGH         LOW
----                                                             -------     -------
 Second Quarter (commencing June 4, 1999)                        $ 27.75     $ 15.00
 Third Quarter                                                   $ 49.19     $ 21.12
 Fourth Quarter                                                  $ 28.75     $ 16.25

     As of March 19, 2001, the number of stockholders of record was 498. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     During 2000, we issued an aggregate of 196,204 shares to employees upon the exercise of options to purchase our common stock with exercise prices ranging from $0.65 to $13.00, of which substantially all were paid in cash. The issuances of these securities were deemed exempt from registration under the Securities Act of 1933 upon Rule 701 promulgated thereunder.

     (b) In June 1999, we completed our initial offering of common stock. Concurrent with the initial public offering, we sold common stock to Cisco Systems, Com21 and Microsoft Corp. ("Microsoft") under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commission of $13,081,250 were $199,768,750. Through December 31, 2000 the gross proceeds of the offering have been applied as follows:

     Direct or indirect payment to others for:

Underwriting discounts and commissions                           $  13,081,250
Other offering expenses                                          $   1,828,854
Working capital                                                  $ 141,412,596

None of such payments were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in interest-bearing money market accounts with financial institutions and highly-liquid, investment-grade debt securities of corporations and the U.S. Government.

     (c) In May 2000, Lucent Technologies, Inc. ("Lucent") purchased 1,250,000 shares of the Company's common stock for $10,000,000. This common stock was sold in reliance on the exemption from registration provided by section 4(2) of the Securities Act.

     (d) In December 2000, we issued and sold 38,000 shares and 37,000 shares of senior convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, respectively. In this private placement, we received aggregate consideration of $38,000,000 and $37,000,000 from Vulcan and Charter, respectively. The preferred stock may convert into common stock of the Company at a conversion price of $5.01875 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. The initial proceeds to the Company were $75.0 million. Through December 31, 2000 the proceeds have been applied to offering expenses of $1.0 million only.

     None of these expenses were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of corporations and the U.S. Government. This issuance of Series D convertible preferred stock was made in reliance on the exemption from registration provided by section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT SHARE, PER SHARE AMOUNTS AND OPERATING DATA)

     The following selected consolidated financial data is qualified by reference, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The statement of operations data for the years ended December 31, 2000 and 1999 and the period from April 3, 1998 (Inception) to December 31, 1998 and the balance sheet data at December 31, 2000 and 1999, have been derived from the audited consolidated financial statements appearing elsewhere in this Form 10-K. The balance sheet data at December 31, 1998 has been derived from the Company's audited consolidated financial statements not appearing herein.

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

                                                                                              APRIL 3, 1998          PRO FORMA
                                                      YEAR ENDED           YEAR ENDED         (INCEPTION) TO    COMBINED YEAR ENDED
                                                  DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1998
                                                  -----------------    -----------------    -----------------    -----------------
STATEMENT OF OPERATIONS DATA:
Net revenue .....................................    $     14,200         $      3,446         $        337         $        450
Costs and expenses:
 Operating ......................................          70,289               24,021                2,067                2,401
 Engineering ....................................          23,960                9,255                2,266                2,372
 Sales and marketing ............................          25,147               18,134                3,696                4,078
 General and administrative:
   Non-cash compensation expense from stock
    options, warrants and restricted stock ......             216                3,039                   --                  947
   Amortization of distribution agreement costs .           2,674                3,723                   --                   --
   Write-down of intangible assets ..............          22,444                   --                   --                   --
   Other general and administrative expenses ....          25,093               11,888                2,323                2,616
                                                     ------------         ------------         ------------         ------------
 Total general and administrative ...............          50,427               18,650                2,323                3,563
                                                     ------------         ------------         ------------         ------------
 Total costs and expenses .......................         169,823               70,060               10,352               12,414
                                                     ------------         ------------         ------------         ------------
Loss from operations ............................        (155,623)             (66,614)             (10,015)             (11,964)
Investment income ...............................           7,371                6,181                   94                   95
Interest expense ................................          (2,158)                (519)                 (54)                 (54)
                                                     ------------         ------------         ------------         ------------
Net loss ........................................        (150,410)             (60,952)              (9,975)             (11,923)
Accretion to redemption value of mandatorily
 redeemable convertible preferred stock and
 mandatorily redeemable convertible
 preferred stock dividends ......................              --             (230,270)            (120,667)            (120,667)
                                                     ------------         ------------         ------------         ------------
Net loss available to common stockholders .......    $   (150,410)        $   (291,222)        $   (130,642)        $   (132,590)
                                                     ============         ============         ============         ============
Basic and diluted net loss available to common
 stockholders per share .........................    $      (2.67)        $      (8.69)        $     (21.07)        $     (21.39)
                                                     ============         ============         ============         ============
Weighted average shares used in calculation
 of basic and diluted net loss available to
 common stockholders per share ..................      56,347,891           33,506,735            6,200,000            6,200,000

                                                     DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                                     -----------------  -----------------  -----------------
         BALANCE SHEET DATA:
         Cash, cash equivalents and short-term
          investments ...........................        $  130,545        $  178,730        $   17,888
         Working capital ........................            94,802           160,744            14,162
         Total assets ...........................           219,707           230,426            27,504
         Long-term debt and capital lease
          obligations less current portion ......            13,693            11,609               749
         Total stockholders' equity (deficit) ...           164,366           196,130          (126,427)

                                                  DECEMBER 31, 2000    DECEMBER 31, 1999   DECEMBER 31, 1998
                                                  -----------------    -----------------   -----------------
         OPERATING DATA:
         Systems under contract .............                 201                 153                  41
         Homes passed under contract ........           6,600,000           1,529,000             863,000
         Homes deployed (1) .................           3,800,000           1,900,000             145,000
         Residential cable modem end users ..             100,000              16,099               1,619

------------

 (1) Homes deployed represents the number of homes passed in systems where we are able to offer our cable modem Internet access services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide high speed Internet access to residential and commercial customers primarily via cable modems. We focus primarily on residential and commercial end users in exurban areas, although we have recently begun to provide broadband services in some urban markets. The Company defines exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. We enter into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "turnkey" basis as well as on an unbundled or "Network Services" basis. These services enable a cable system's customers to receive high speed Internet access.

      In our turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access services and for the traditional dial-up services we offer as part of our end user acquisition strategy. In our turnkey solution, we generally bill the end user directly and pay our cable partners a portion of the monthly fee we receive. In these instances, we report our revenues net of the percentage split we pay to our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users.

     We also offer services to our cable partners on an unbundled or "Network Services" basis. In a Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically bill the end user and remit to us our percentage of the revenue or the fixed fee. In May 2000, the Company entered into a second network services agreement with Charter in which the Company has agreed to provide unbundled services. Network Services solutions have become a significant part of our business mix and we anticipate that this trend will continue.

     We also provide certain services, primarily engineering services related to design and installation of data network hardware and software necessary to offer Internet service via cable modems, on a fee for service basis.

     Our revenue from dial-up services, as a percentage of total revenue, has been decreasing and, we expect, will continue to decline over time as our high speed business and other service revenue grows. Moreover, although we expect cable modem rentals to be a significant part of our revenue during the next few years, we expect our cable modem rental income to decline as cable modems become commercially available at lower costs through retail stores and as they become standard features of personal computers. However, we expect this reduction to be partially offset by a reduction in the cost of purchasing and installing cable modems for end users.

     We provided DSL Internet access on a limited basis through reseller arrangements. We terminated these DSL reseller agreements during the first quarter of 2001, but we intend to offer facilities-based DSL services in the future. DSL revenue was not a significant portion of total revenue during 2000, but we anticipate that our business will become more dependent upon providing facilities-based DSL service to commercial customers in the future.

     We are also expanding our offering of services to include web site hosting and a range of other value-added and ongoing support services, all primarily for SMEs. We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable.

     Our expenses consist of the following:

     o Operating costs, which consist primarily of salaries for customer care, field technical support and network operations center employees and web site design and development personnel; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. In one-way cable systems, where the end user transmits data back to the cable headend via a standard telephone line, we must support the telephone return path from the local telephone company's central office to the cable headend. Accordingly, we incur greater telecommunications costs in a one-way system than we incur in a two-way system. Consequently, the rate at which our cable partners upgrade their systems to two-way capability will affect our operating margins. We expect our operating costs to grow significantly as we roll out services in new systems. We may also incur significant fees if we cancel our telecommunications contracts in advance of the expiration of the term of the contract. Many of our operating costs are relatively fixed in the short term. However, as we add new end users we hope to be able to spread these costs over a larger revenue base, and, accordingly, decrease our costs per subscriber and improve our operating margins.

     o Engineering expenses, which consist primarily of salaries and related costs for the development and support of our information systems network design and installation of the telecommunications and data network hardware and software; system testing and project management expenses; allocated cost of facilities; and depreciation and maintenance on the equipment used in our engineering processes.

     o Sales and marketing expenses, which consist primarily of salaries, commissions and related personnel expenses and costs associated with the development of sales and marketing materials, database market analytics, direct mail and telemarketing.

     o Non-cash compensation expense from stock options, warrants and restricted stock consists of the fair market value of our stock at the time of grant over the exercise price of the stock options granted to employees and directors amortized over the vesting period and the fair market value of non-distribution agreement warrants and restricted stock issued to employees amortized over the vesting period.

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

     o Write-down of intangible assets, which relates to the reduction in carrying value of goodwill recorded in connection with the acquisition of Digital Chainsaw ("Digital").

     o Other general and administrative expenses, which consist primarily of salaries for our executive, administrative, finance and human resource personnel; amortization of goodwill; and fees for professional services.

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. The factors that may contribute to fluctuations in our operations are set forth generally under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and particularly in that section under the heading "Our Quarterly Operating Results Are Likely To Fluctuate Significantly And May Be Below Our Expectations and The Expectations Of Analysts And Investors". As a result of such factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of our common stock could be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

REVENUE

     Net revenue consists of net monthly subscription fees for cable modem-based and traditional dial-up Internet services, monthly fees for web hosting services, cable modem rental income, fees for engineering services provided to cable partners, installation fees and other up front fees from end users, fees from web site and creative design, legacy systems integration and overall strategic consulting. Total net revenue for the year ended December 31, 2000 was $14.2 million, an increase of $10.8 million over net revenue of $3.4 million for the year ended December 31, 1999. The increase in revenue reflects the increase in subscribers during the year ended December 31, 2000.

Revenue by product offering as a percentage of total net revenue is as follows:

                                                                              % OF NET REVENUE
                                                                            --------------------
                                                                              2000        1999
                                                                            --------    --------
            Cable modem-based subscription fees - Turnkey                         40%         42%
            Cable modem-based subscription fees - Network Services                11%         --
            Traditional dial-up service fees                                      12%         29%
            Cable modem rental fees                                               20%         19%
            Engineering services provided to cable partners                        4%          7%
            Web design and systems integration and related services
               to commercial customers                                             6%         --
            Web hosting                                                            3%         --
            Other fees from end users                                              4%          3%
                                                                            --------    --------
                                                                                 100%        100%
                                                                            ========    ========

COSTS AND EXPENSES

     OPERATING. Operating costs for the year ended December 31, 2000 were $70.3 million, an increase of $46.3 million over operating costs of $24.0 million for the year ended December 31, 1999. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, customer care and field technical support departments, as well as the additional personnel costs associated with the purchase of Digital, an increase in telecommunications expense from the rollout of our service to new markets, our larger subscriber base, depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers.

     ENGINEERING. Engineering expenses for the year ended December 31, 2000 were $24.0 million, an increase of $14.7 million over engineering expenses of $9.3 million for the year ended December 31, 1999. The increase in engineering expenses resulted from the development and support of information systems, continued network design, system testing and project management for the evaluation of new equipment and possible new product offerings, including the offering of service via DSL, and from personnel and personnel-related costs for additional technical staff to support cable modem services.

     SALES AND MARKETING. Sales and marketing expenses for the year ended December 31, 2000 were $25.1 million, an increase of $7.0 million over sales and increase in sales and marketing expenses resulted primarily from an increase in direct marketing and advertising expenses as we expanded into more geographic markets, as well as an increase in personnel and personnel related costs to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force.

     NON-CASH COMPENSATION EXPENSE FROM STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK. Non-cash compensation expense from stock options, warrants and restricted stock for the year ended December 31, 2000 was $0.2 million, a decrease of $2.8 million from non-cash compensation expense of $3.0 million for the year ended December 31, 1999. The expense for the year ended December 31, 2000 represents the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period, the amortization of common stock purchase warrants issued to contractors and the fair value of 200,000 shares of restricted stock amortized over the restriction period. The expense for the year ended December 31, 1999 is principally related to a $1.5 million charge for 189,875 compensatory options issued to our directors which vested upon grant, $1.1 million for 227,695 options issued under the 1998 stock option plan that vested upon execution of our initial public offering, and $0.3 million related to accelerated vesting of options for terminated employees.

     AMORTIZATION OF DISTRIBUTION AGREEMENT COSTS. Amortization of distribution agreement costs for the year ended December 31, 2000 was $2.7 million, a decrease of $1.0 million from amortization of distribution agreement costs of $3.7 million for the year ended December 31, 1999. Amortization for the year ended December 31, 2000 reflects the amortization of the value of 2,226,765 warrants earned by cable partners under distribution agreements for commitments of homes passed. Amortization of $3.2 million for the year ended December 31, 1999 related primarily to the issuance of 387,500 warrants under the terms of a non-binding letter of intent and subsequent letter agreement with Microsoft. The remaining amount reflects the amortization of the value of warrants earned by cable partners. We expect to incur additional material non-cash charges related to further issuance of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and will recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

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

     WRITE-DOWN OF INTANGIBLE ASSETS. The Company's plan to exit the high-end web development and system integration services of Digital and the deterioration in revenue growth prospects for the web-hosting services of Digital during the fourth quarter of 2000 prompted a review for the possible impairment of goodwill associated with Digital. This review indicated that estimated undiscounted future cash flows were insufficient to recover the carrying value of the goodwill. Accordingly, the Company reduced the carrying value of the goodwill to its estimated fair value resulting in a write-down of $22.4 million during the year ended December 31, 2000.

     OTHER GENERAL AND ADMINISTRATIVE. Other general and administrative expenses were $25.1 million for the year ended December 31, 2000, an increase of $13.2 million over other general and administrative expenses of $11.9 million for the year ended December 31, 1999. The increase in other general and administrative expenses resulted from additional personnel and personnel related costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions. Other general and administrative expenses for the years ended December 31, 2000 and 1999 also included amortization of intangible assets of $2.7 million and $1.0 million, respectively. Amortization of intangible assets relates primarily to the acquisitions of CATV Inc., HSAN, and Digital.

     INVESTMENT INCOME. Investment income for the year ended December 31, 2000 was $7.4 million, an increase of $1.2 million over investment income of $6.2 million for the year ended December 31, 1999. Investment income represents interest earned on cash, cash equivalents and short-term investments. The increase in investment income is primarily the result of interest on investments purchased using the net proceeds of both our preferred stock issuance in December 2000 and our initial public offering in June of 1999.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 was $2.2 million, an increase of $1.7 million over interest expense of $0.5 million for the year ended December 31, 1999. Interest expense represents interest on long-term debt and capital lease obligations. The increase in interest expense is primarily due to $13.8 million additional capital lease obligations entered into in 2000.

     INCOME TAXES. At December 31, 2000 and 1999, we accumulated net operating loss carryforwards for federal and state tax purposes of approximately $182.1 million and $63.6 million, respectively, which will expire beginning in 2018. At December 31, 2000 and 1999, we had net deferred tax assets of $77.6 million and $26.5 million, respectively, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE PERIOD APRIL 3, 1998 (INCEPTION) TO DECEMBER 31, 1998 (INCEPTION PERIOD)

     On April 3, 1998, we acquired CATV and HSAN in a transaction recorded under the purchase method of accounting. We had no operations prior to these acquisitions. Accordingly, the following discussion for 1998 reflects our results of operations for the period April 3, 1998 (Inception) to December 31, 1998 ("Inception Period").

REVENUE

     Total net revenue for the year ended December 31, 1999 was $3.4 million, an increase of $3.1 million over net revenue of $0.3 million for the Inception Period.

Revenue by product offering as a percentage of total net revenue is as follows:

                                                            % OF NET REVENUE
                                                         ----------------------
                                                                      INCEPTION
                                                           1999        PERIOD
                                                         ---------    ---------
            Cable modem-based subscription fees                 42%          45%
            Traditional dial-up service fees                    29%          35%
            Cable modem rental fees                             19%          10%
            Engineering services provided to cable
              partners                                           7%          --
            Other fees from end users                            3%          10%
                                                         ---------    ---------
                                                               100%         100%
                                                         =========    =========


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

     ENGINEERING. Engineering expenses for the year ended December 31, 1999 were $9.3 million, an increase of $7.0 million over engineering expenses of $2.3 million for the Inception Period. The increase in engineering expenses resulted from personnel and personnel related costs for additional technical staff to support the installation of cable head end hardware and software in our cable partners' systems, continued network design, system testing, development and support of information systems, project management, and for the evaluation of new equipment and possible new product offerings.

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

     NON-CASH COMPENSATION EXPENSE FROM STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK. Non-cash compensation expense from stock options for the year ended December 31, 1999 was $3.0 million which represents the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period. This expense is principally related to a $1.5 million charge for 189,875 options issued to our directors which immediately vested, $1.1 million for options issued to employees which vested upon completion of our initial public offering and $0.3 million related to the accelerated vesting of options for terminated employees. There was no expense of this nature during the Inception Period.

     AMORTIZATION OF DISTRIBUTION AGREEMENT COSTS. Amortization of distribution agreement costs for the year ended December 31, 1999 was $3.7 million, of which $3.2 million related to the issuance of 387,500 warrants under the terms of a non-binding letter of intent and subsequent letter agreement with Microsoft. The remaining amount reflects the amortization of the value of 198,744 warrants earned by cable partners under distribution agreements for commitments of homes passed to us. There was no expense of this nature during the Inception Period.

     OTHER GENERAL AND ADMINISTRATIVE. Other general and administrative expenses were $11.9 million for the year ended December 31, 1999, an increase of $9.6 million over other general and administrative expenses of $2.3 million for the Inception Period. The increase in other general and administrative expenses resulted from additional personnel and personnel related costs as we hired personnel to implement procedures and controls to support our planned expansion and to administer finance, legal and human resource functions. Other general and administrative expenses for the year ended December 31, 1999 and the Inception Period also included amortization of intangible assets of $1.0 million and $0.7 million, respectively. Amortization of intangible assets relates primarily to the acquisitions of CATV and HSAN.

     In 1999, we recorded severance and other benefit related costs of $1.2 million associated with the termination of some of our employees in the fourth quarter of 1999 including the aforementioned $0.3 million of non-cash, compensation expense from stock options. At December 31, 1999, approximately $0.8 million related to the cash portion of the costs remained unpaid.

     INVESTMENT INCOME. Investment income was $6.2 million for the year ended December 31, 1999, compared to investment income of $0.1 million for the Inception Period. Investment income represents interest earned on cash, cash equivalents and short-term investments. The primary reason for the increase in investment income relates to interest on investments purchased using the net proceeds of our initial public offering.

     INTEREST EXPENSE. Interest expense was $0.5 million for the year ended December 31, 1999, an increase of $0.4 million over interest expense of $0.1 million for the Inception Period. Interest expense represents interest on long-term debt and capital lease obligations.

     INCOME TAXES. At December 31, 1999 and 1998, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $63.6 million and $9.0 million, respectively, which will expire beginning in 2018. At December 31, 1999 and 1998, we had net deferred tax assets of $26.5 million and $3.8 million, respectively, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the year ended December 31, 1999 or the Inception Period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had cash and cash equivalents of $114.8 million, and short-term investments of $15.7 million, compared with $53.3 million of cash and cash equivalents and $125.4 million of short-term investments at December 31, 1999. We had significant negative cash flows from operating activities for the year ended December 31, 2000. Cash used in operating activities was $89.7 million for the year ended December 31, 2000, caused primarily by a net loss of $150.4 million and an increase in current and non-current assets of $5.5 million, offset by non-cash expenses of $51.3 million and increases in accounts payable, accrued expenses and other current liabilities of $14.9 million.

     Cash provided by investing activities was $72.9 million for the year ended December 31, 2000, the result of sales and maturities of short-term investments of $210.1 million, offset by purchases of short-term investments of $99.8 million. Also, capital expenditures totaled $33.9 million for the year ended December 31, 2000. The principal capital expenditures incurred during this period were for the development of billing and customer care systems, cable modems, central network hardware and software, leasehold improvements, furniture and fixtures and computer equipment incurred in conjunction with our occupying new facilities in Littleton, Colorado and Louisville, Kentucky.

     Cash provided by financing activities for the year ended December 31, 2000 was $78.4 million comprised primarily of $74.0 million in net proceeds from our issuance of convertible preferred stock to Charter and Vulcan, $10.0 million in proceeds from the sale of common stock to Lucent, $1.2 million in proceeds from long-term debt, offset by $7.5 million in payments on capital lease obligations and long-term debt.

     We expect to experience substantial negative cash flow from operating activities and negative cash flow from investing activities for at least the next several years due to continued deployment of our services into new markets and the enhancement of our network and operations. Our future cash requirements will depend on a number of factors including:

     o The mix of services offered by us, including whether we provide our services on a turnkey or Network Services basis;

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

     o Our ability to offer DSL services through the acquisition of facilities-based DSL assets;

     o    The introduction of new products or services by us or our competitors;
          and

     o Economic conditions specific to the Internet and cable industries, as well as general economic and market conditions.

     INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of corporations and the U.S. Government.

     Short-term investments are classified as available-for-sale and, as a result are stated at fair value. Short-term investments are principally comprised of highly-liquid debt securities of corporations and the U.S. Government. We record changes in the fair market value of securities held for short-term investment as an equal adjustment to the carrying value of the security and stockholders' equity.

     LOAN FACILITIES. In July 1999, we entered into a $5.0 million loan facility of which $4.1 million and $2.9 million had been drawn down through December 31, 2000 and 1999, respectively. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

     In April 1999, we entered into a $3.0 million loan facility of which $2.6 million had been drawn down through both December 31, 2000 and 1999. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

     As of December 31, 2000, $4.4 million was outstanding on these loan facilities. The interest rate on the draws on these loan facilities ranged from 14.63% to 15.52% as of December 31, 2000. These terms are effective on the date of, and applied separately to, each draw on the total loan facilities. The remaining $1.3 million of the $8.0 million total loan facilities expired and is no longer available.

     We expect to incur $8.0 million to $12.0 million of capital expenditures in 2001 principally related to cable modems, data centers, and furniture and telephone and computer equipment for customer care facilities. Actual capital expenditures will be significantly affected by the rate at which end users subscribe to our cable modem Internet access services, which requires us to purchase a cable modem for each new end user where we provide turnkey services, as well as the pace of the rollout of our systems, which requires us to purchase headend data network hardware and software.

     The Company has incurred losses from operations and negative cash flows from operating activities since Inception, which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of December 31, 2000, the Company had $130.5 million of cash, cash equivalents and short-term investments which management believes are sufficient to meet the Company's cash needs in 2001. Management is closely monitoring the level of expenditures and cash commitments. Continued implementation of the Company's business plan will be dependent upon obtaining additional financing by no later than early 2002 to fund operations, to finance investments in equipment and corporate infrastructure needed for the Company's planned expansion, to enhance and expand the range of services the Company offers and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. Management is evaluating the availability of additional financing. Such financing could involve the issuance, or deemed issuance, of additional shares of capital stock at a price below the conversion price of our convertible preferred stock held by Vulcan and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Our Convertible Preferred Stock Contains Anti-dilution Adjustments and Restrictions On Our Future Activities". There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If additional financing is not available on acceptable terms, the Company will be forced to curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant amendments to the Company's current business plan including, but not limited to some or all of the following: a delay in further deployment of certain services, administrative and operating expense reductions, a reduction in planned capital expenditures, reduction of our sales and marketing efforts, sales of certain assets or sale of the Company. Furthermore, additional equity or debt financing could give rise to any or all of the following:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133") as amended by SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recognized. The treatment of such gains or losses is dependent upon the type of exposure, if any, the derivative is designated to hedge. This standard is effective for the Company's financial statements beginning on January 1, 2001. Management of the Company has not completed the process of analyzing the impact of adopting SFAS 133; however, the adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR OPERATIONS

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN, HAS CHANGED IN THE PAST AND MAY CONTINUE TO CHANGE.

     Our success depends on continued growth in the use of the Internet and high speed access services. Although Internet usage and popularity have grown rapidly, we cannot be certain that this growth will continue at its present rate, or at all. Critical issues concerning the increased use of the Internet--including security, reliability, cost, ease of access, ease of installation and customer acquisition and quality of service--remain unresolved and are likely to affect the development of the market for our services. Moreover, many industry analysts believe that Internet access providers will become increasingly reliant upon advertising, barter and subscription-based revenues from content due to competitive pressures to provide low cost or even free Internet access.

     The success of our business ultimately will depend upon the acceptance of our services by end users. We continue to introduce new services, make changes to our product offerings to meet customer demands and to respond to changes in our evolving industry.

     Although our primary service offering is high bandwidth Internet access, we currently derive a portion of our revenue from standard dial-up Internet access. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Even if sufficient demand for our high speed services is generated, we may be unable to deploy our services at the rate required to satisfy demand. Additionally, we believe that Network Services will become an increasingly important part of our business. Under the Network Services arrangements, such as the one we signed with Charter on May 12, 2000, covering a minimum of 5 million homes passed, we will earn less revenue, and absorb less operating expense, per end user, than under a turnkey arrangement. In our Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis.

     We are committed to incorporating DSL technology as a key part of our ongoing strategy for the SME market. Our intent is to purchase facilities-based assets to pursue our DSL strategy. There is no assurance that we will be able to successfully identify and purchase DSL assets, let alone enough DSL assets for us to establish a significant footprint. Competition for the purchase of these assets from larger and better-capitalized companies may make it difficult for us to acquire these assets cost-effectively or at all. Even if we purchase DSL assets, there is no assurance that our DSL operations will be successful.

     Consequently, there is no assurance that we will be successful in implementing our DSL strategy, and it is quite possible that our business will continue to rely on our cable modem service, which may not be well suited for many SMEs and for which market acceptance has been slow.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

     Our predecessor companies began offering services to cable operators in October 1997. Most of our cable modem deployments occurred within the last eighteen months. Our senior management team and other employees have worked together at our Company for only a short period of time. We have recognized only limited revenues since our Inception. We do not consider any of the markets in which we operate to be mature. Finally, we have recently expanded our business to provide additional product offerings. As a result of our limited operating history, as evidenced by the preceding examples, our business is difficult to evaluate.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

     Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $221.3 million from April 3, 1998 (Inception) through December 31, 2000. Our limited operating history, the dynamic nature of our industry, changes in our business model and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

     We expect to incur substantial losses and experience substantial negative cash flow from operations for at least the next several years as we expand our business. The principal costs of expanding our business will include:

     o The costs of acquiring DSL facilities-based assets and the associated operating costs;

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

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     The Company has incurred losses from operations and negative cash flows from operating activities since Inception, which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of December 31, 2000, the Company had $130.5 million of cash, cash equivalents and short-term investments which management believes are sufficient to meet the Company's cash needs in 2001. Management is closely monitoring the level of expenditures and cash commitments. Continued implementation of the Company's business plan will be dependent upon obtaining additional financing by no later than early 2002 to fund operations, to finance investments in equipment and corporate infrastructure needed for the Company's planned expansion, to enhance and expand the range of services the Company offers and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. Management is evaluating the availability of additional financing. Such financing could involve the issuance, or deemed issuance, of additional shares of capital stock at a price below the conversion price of our Series D convertible preferred stock held by Vulcan and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Our Series D Convertible Preferred Stock Contains Anti-dilution Adjustments and Restrictions on our Future Activities". There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If additional financing is not available on acceptable terms, the Company will be forced to curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant amendments to the Company's current business plan including, but not limited to some or all of the following: a delay in further deployment of certain services, administrative and operating expense reductions, a reduction in planned capital expenditures, reduction of our sales and marketing efforts, sales of certain assets or sale of the Company. Furthermore, additional equity or debt financing could give rise to any or all of the following:

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

     See "-- Liquidity and Capital Resources."

OUR ABILITY TO ATTRACT AND RETAIN END USERS DEPENDS ON MANY FACTORS WE CANNOT CONTROL.

     Our ability to increase the number of our end users, and our ability to retain end users, will depend on a number of factors, many of which are beyond our control. These factors include:

     o    Our ability to enter into and retain agreements with cable operators;

     o The speed at which we are able to deploy our services, particularly if we cannot obtain on a timely basis, the telecommunications circuitry necessary to connect DSL customers and cable headend equipment to the Internet;

     o The speed at which our competitors are able to deploy their service offerings;

     o Our success in marketing our connectivity, web hosting and other advanced services to new and existing end users;

     o Competition, including new entrants advertising free or lower-priced Internet access and/or alternative access technologies;

     o Whether our cable partners maintain their cable systems or upgrade their systems from one-way to two-way service;

     o Whether incumbent local exchange carriers maintain and upgrade their loops to support DSL services;

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

     Our revenues and expenses, and in particular our quarterly revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

     o The pace of the rollout of DSL services to end users and our cable modem service to our cable partners, including the impact of substantial capital expenditures and related operating expenses;

     o Whether and the rate at which we enter into contracts with cable operators for additional systems;

     o The rate at which new end users subscribe to our services, the rate at which these customers are installed and provisioned for service, and the rate at which we retain these customers, net of customers who disconnect;

     o    Changes in revenue splits with our cable partners;

     o    Price competition in the Internet, Telephony and cable industries;

     o The extent to which we provide Network Services, rather than turnkey access;

     o    Capital expenditures and costs related to infrastructure expansion;

     o The rate at which our cable partners convert their systems from one-way to two-way systems;

     o Our ability to protect our systems from telecommunications failures, power loss and software-related system failures;

     o Changes in our operating expenses including, in particular, personnel expenses;

     o    The success of our cost control measures;

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

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

     Our largest cable partner is Charter. Charter is an affiliate of Vulcan, an affiliate of Microsoft co-founder Paul Allen, who may be deemed to beneficially own 48.8% of our outstanding common stock as of December 31, 2000, assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,050,710 warrants owned by Charter. We have entered into several agreements with Charter, including several network services agreements. The first network services agreement was entered into in November 1998 and the second in May 2000. Under both agreements, Charter has committed to provide us the exclusive right to provide network services related to the delivery of Internet access to homes passed in some cable systems.

     Under the May 2000 agreement, we will provide Network Services, including call center support for cable modem customers as well as network monitoring, troubleshooting and security services. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms. In a Network Services solution, we deliver fewer services and incur lower costs than in turnkey solutions, but will also earn a smaller percentage of the subscription revenue based on a fixed fee per subscriber. Under the November 1998 agreement, we have primarily provided comprehensive turnkey services.

     Subject to the provisions of the Network Service agreements, Charter can terminate our exclusivity rights, on a system-by-system basis, if we fail to meet performance specifications or otherwise breach our agreement. Moreover, Charter can terminate the November 1998 agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays us a termination fee based on the net present value of the revenues we otherwise would earn for the remaining term of the agreement from those end users subscribing to our services as of the date of termination. We may be unable to meet the benchmarks related to its customer penetration rates. Further, Charter may decide to terminate either agreement for any other reason. If Charter were to terminate either agreement, in whole or for any material system, regardless of any termination fee we may receive, we would lose end users and market share, and likely be forced to incur significant unanticipated costs to establish alternative arrangements, which may not be available on competitive terms, or at all.

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

OUR CONVERTIBLE PREFERRED STOCK CONTAINS ANTI-DILUTION ADJUSTMENTS AND RESTRICTIONS ON OUR FUTURE ACTIVITIES.

     In December 2000, we closed the sale of 75,000 shares of our convertible preferred stock for an aggregate purchase price of $75.0 million. Vulcan purchased 38,000 and Charter purchased 37,000 shares, each at a price of $1,000 per share. Paul Allen controls Vulcan and Charter. The shares of convertible preferred stock initially are convertible at a conversion price of $5.01875 per share into 14,943,960 shares of common stock. The conversion price is subject to an anti-dilution adjustment which would increase the number of shares issuable to Vulcan and Charter upon conversion of the convertible preferred stock if we issue common stock (or are deemed to issue common stock) at below the conversion price.

     The terms of the convertible preferred stock also place significant restrictions on our activities in the future. Among other things, these constraints will require us to:

     o Obtain the approval of Vulcan and Charter before declaring a dividend, entering into a merger, acquisition, consolidation, business combination, or other similar transaction, or issuing any debt or equity securities;

     o Provide Vulcan and Charter with a right of first refusal to purchase shares of stock, common or otherwise, that we may offer in the future; and

     o Offer and make available to Vulcan, Charter and their affiliates, licensing and business arrangements relating to our technologies, products and services, of any combination thereof, on terms and conditions at least as favorable as those agreed to with any third party at substantially the same level of purchase or other financial commitment.

     Because the convertible preferred stock has voting rights, its issuance has a dilutive effect on the relative voting power of our common stockholders. You should also be aware that conversion of the convertible preferred stock into shares of common stock will have a dilutive effect on earnings per share of our common stockholders. In addition, you should note that we may issue additional shares of common stock in connection with the payment of dividends or conversion price adjustments on the convertible preferred stock, which may increase the number of shares of common stock issued in connection with the transaction.

ONE-WAY CABLE SYSTEMS INCREASE OUR OPERATING COSTS AND MAY NOT PROVIDE THE QUALITY NECESSARY TO ATTRACT CUSTOMERS.

     Although our service can operate in one-way cable systems where data can be transmitted at high speeds from the cable headend to the end user, the end user in a one-way system can only transmit data back to the cable headend via a standard phone line. Because we must support the telephone return component of the system, we incur higher operating costs in one-way systems. Presently, three-fourths of the systems where we are or will soon operate our services are two-way systems. Over time, however, we expect most, if not all, of our cable partners to upgrade and or rebuild their plants to provide increased bandwidth and two-way capabilities. We believe faster uploads and the elimination of phone line return costs make our service more valuable and may lead to higher customer penetration rates, which in turn benefits the cable operator through higher revenue. However, upgrading a cable system can be expensive and time-consuming for the cable operator. Delays in upgrading one-way cable plants also makes our services vulnerable to competition from alternative broadband technologies, and may make our cable partners vulnerable to overbuilds by competitors.

Moreover, we do not require our cable partners to make these upgrades and they have no legal obligation to do so. Consequently, if our cable partners do not upgrade to two-way capability at the rate we anticipate, our financial results may be negatively affected.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH PLANS.

     To manage our anticipated growth, we must continue to implement and improve our operational, financial and management information systems; hire, train and retain additional qualified personnel; continue to expand and upgrade core technologies; and effectively manage our relationships with our end users, suppliers and other third parties. Our expansion could place a significant strain on our current services and support operations, sales and administrative personnel, and other resources. While we believe that we generally have adequate controls and procedures in place for our current operations, our billing software is not adequate to meet our growth plans. We are in the process of replacing our billing software with an integrated billing and customer care software system that we believe is capable of meeting our planned future needs, but can offer no assurances that it will successfully achieve such replacement, or if it does achieve such replacement, that it will do so within a time frame that will permit it to achieve its growth objectives. We could also experience difficulties meeting demand for our products and services. Additionally, if we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. We may pursue acquisitions in the implementation of our growth plans. If we acquire a company, we could have difficulty integrating its operations, or assimilating and retaining its key personnel. In addition, if the demand for our service exceeds our ability to provide our services on a timely basis, we may lose customers. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be capable of exploiting fully the market for our products and services. The failure to manage our growth effectively could have a material adverse effect on our business and financial results.

OUR ABILITY TO INCREASE THE CAPACITY AND MAINTAIN THE SPEED OF OUR NETWORK IS UNPROVEN.

     We may not be able to increase the transmission capacity of our network to meet expected end user levels while maintaining superior performance. While peak downstream data transmission speeds across the cable infrastructure approach 10 Mbps in each 6 megahertz (Mhz) channel, actual downstream data transmission speeds are almost always significantly slower depending on a variety of factors. These factors include our intentional throttling of data traffic flowing through the local network out in order to optimize the use our network capacity and to sell tiered price-service packages, bandwidth capacity constraints between the cable headend and the Internet backbone, the type and location of content, Internet traffic, the number of active end users on a given cable network node, the number of 6 Mhz channels allocated to us by our cable partner, the capabilities of the cable modems used and the service quality of the cable operators' fiber-coax facilities. The actual data delivery speed that an end user realizes also will depend on the end user's hardware, operating system and software configurations. There can be no assurance that we will be able to achieve or maintain a speed of data transmission sufficiently high to enable us to attract and retain our planned number of end users, especially as the number of end users grows. Because end users will share the available capacity on a cable network node, we may underestimate the capacity we need to provide in order to maintain peak transmission speeds. A perceived or actual failure to achieve or maintain sufficiently high speed data transmission could significantly reduce end user demand for our services or increase costs associated with customer complaints and have a material adverse effect on our business and financial results.

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

WE MAY BECOME SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

     We have contracted to provide services on an international basis to Kabel Nordrhein-Westfalen GMBH & Co., KG and are currently evaluating other international expansion opportunities. As a result of expanding internationally or entering into joint venture arrangements to pursue international business opportunities, we will become subject to the risks of conducting business internationally, including:

     o Foreign currency fluctuations, which could result in reduced revenues or increased operating expenses; inability to locate qualified local partners and suppliers;

     o The burdens of complying with a variety of foreign laws and trade standards;

     o    Tariffs and trade barriers;

     o    Difficulty in accounts receivable collection;

     o    Potentially longer payment cycles;

     o    Foreign taxes;

     o Unexpected changes in regulatory requirements, including the regulation of Internet access; and

     o Uncertainty regarding liability for information retrieved and replicated in foreign countries.

     If we expand internationally, we will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Our proposed international operations could harm our revenues and ability to achieve profitability.

WE HAVE RECENTLY MADE ACQUISITIONS AND EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

     Our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed, and will continue to address, the need to develop new products is through acquisitions of other companies. In particular, we recently acquired Digital in order to allow us to offer additional services to our customers, including web hosting and web design. Acquisitions involve numerous risks, including the following:

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

     Mergers and acquisitions of high-technology companies are inherently risky, and we can give no assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

     We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results.

OUR AGREEMENT WITH ROAD RUNNER MAY NOT BENEFIT US.

     Under our agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services, we may provide our services as a Road Runner subcontractor to cable operators that we and Road Runner jointly designate to receive our services. We can offer no assurances that Road Runner will agree to designate any cable operator systems to receive our services. We may not be able to meet any system deployment schedule proposed by Road Runner. Even if asked to provide services to a Road Runner-contracted system, we may be asked to deploy far fewer turnkey homes than we originally anticipated. In a Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution, but will also earn a smaller percentage of the subscription revenue. Since the agreement provides that Road Runner will earn a warrant to purchase one share of our common stock per home passed in cable systems designated to receive service regardless of whether we deploy a Network Services or turnkey solution, our stockholders could suffer dilution in exchange for potentially less profitable homes. Consequently, our agreement with Road Runner may be of no material benefit to us.

RISKS RELATED TO THE MARKET FOR HIGH SPEED INTERNET ACCESS

THE MARKET FOR INTERNET SERVICES IS HIGHLY COMPETITIVE.

     We face competition for partnerships with cable operators from other cable modem-based providers of Internet access services and for end users from providers of other types of data and Internet services.

     We believe the major competitive factors in the market for partnerships with cable operators include breadth of service, speed and ease of deployment, revenue sharing arrangements, cash and equity incentives and operating experience. We believe the major competitive factors in the market to provide high speed Internet access to end users include financial, marketing and sales resources, established customer relationships, price, ease of access and use, transmission speed, reliability of service, quantity and quality of content, network security and customer support. We face competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We expect the level of this competition in cable and DSL Internet access markets to increase in intensity in the future. We face competition from both cable modem service providers and from providers of other types of data and Internet services for end users, including DSL companies. Due to this intense competition, there may be a time-limited market opportunity for our cable-based high speed access and our entry into DSL services. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

     For the reasons discussed below, we may not be able to compete successfully against current or future competitors, and competitive pressures we face could materially and adversely affect our business and financial results.

     CABLE-BASED INTERNET ACCESS MARKET. Our competitors in the cable-based Internet access market are those companies that have developed their own cable-based services and market those services to cable system operators. In particular, @Home, Road Runner, and Earthlink and their respective cable partners, are deploying high speed Internet access services over cable networks. @Home, through its @Home Solutions product, markets to systems in markets with at least 20,000 homes passed. Other competitors in the cable-based Internet access market are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Many of our competitors and potential competitors in the market for partnerships with cable operators, in particular @Home, have substantially greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with cable operators, advertisers and content and application providers than we do. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

     DSL AND OTHER TECHNOLOGIES. We intend to offer DSL Internet access services primarily through the opportunistic acquisition of facilities-based DSL assets. We believe we will face significant competition from DSL companies and other Internet access providers in our attempts to acquire these DSL assets. To the extent we are successful in acquiring DSL assets and in expanding our DSL service offerings, we will compete directly against DSL companies and telecommunications companies offering DSL services to end users. In addition, long distance inter-exchange carriers, such as AT&T, Sprint and MCI WorldCom, have deployed large-scale Internet access networks and sell Internet access to business and residential customers. The regional Bell operating companies and other local exchange carriers have also entered this field and are providing price competitive services. Many of these carriers are offering diversified packages of telecommunications services, including Internet access, to residential customers, and could bundle these services together, which could put us at a competitive disadvantage. Many of these competitors are offering, or may soon offer, technologies that will compete with our cable-based high speed data service offerings. Such competing technologies include integrated services digital networks, digital subscriber lines and wireless and satellite services. Many of our competitors and potential competitors, particularly regional Bell operating companies, have substantially greater financial, sales and marketing resources than we have, and also may compete favorably in terms of price, ease of access and use, transmission speed and reliability of service. Widespread commercial acceptance of DSL or other competing technologies could significantly reduce the potential customer base for our cable-based services, which could have a material adverse effect on our business and financial results.

     INTERNET AND ONLINE SERVICE PROVIDERS. We also compete with traditional Internet service providers, which provide basic Internet access to residential and commercial end users and businesses, generally using the existing telephone network. While not presently offering the advantages of broadband access, these services are widely available and inexpensive. Many online service providers, such as America Online, have the advantage of large customer bases, industry experience, longer operating histories, greater name recognition, established relationships with advertisers and content and application providers, and significant financial, marketing and sales resources. Moreover, America Online recently merged with Time Warner, a major content provider and cable system owner/operator, to create AOL Time Warner. One condition placed on this merger involves AOL Time Warner permitting unaffiliated Internet access providers to use AOL Time Warner's cable systems to provide high speed Internet access to their customers. These "open access" arrangements may affect our business in various respects. See "Government Regulation." Previously, AOL announced alliances with SBC Communications and Bell Atlantic to offer AOL's services via digital subscriber line connections to be installed by these regional Bell operating companies. The pace at which AOL and its telephone company partners roll out DSL service could limit our ability to attract and retain end users in areas where our service offerings overlap.

     PEAKING CONSUMER INTEREST IN INTERNET ACCESS. Although the growth in consumer interest in accessing the Internet has been growing for several years, growth in consumer time spent on the Internet will eventually level off and may decline. This leveling off of demand may be offset over time by the development of additional Internet-based services and functions by existing and new Internet-oriented firms, but there is no assurance that these new services will actually be developed or will achieve customer acceptance. A leveling of demand will tend to intensify competition among existing providers of Internet access, including us and traditional dial-up providers of access.

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

OUR CABLE PARTNERS COULD LOSE THEIR FRANCHISES, AND ARE VULNERABLE TO
COMPETITION.

     Cable television companies operate under franchises granted by local or state authorities that are subject to renewal and renegotiations from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, although in many cases the franchise is terminable if the franchisee fails to comply with the material provisions of its franchise agreement. No assurance can be given that the cable operators that have contracts with us will be able to retain or renew their franchises. The non-renewal or termination of any of these franchises would result in the termination of our contract with the applicable cable operator. Moreover, cable television operators are sometimes subject to overbuilding by competing operators who offer competing video and Internet access services. Moreover, many direct broadcast satellite ("DBS") operators can compete with cable operators and provide Internet access services to their subscribers. Any such dilution of our cable operator market base can adversely affect our potential market base.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND OUR SERVICES COULD BECOME OBSOLETE OR FAIL TO GAIN MARKET ACCEPTANCE.

     The market for our services is characterized by rapid technological advances, evolving industry standards, changes in end user requirements and frequent new service introductions and enhancements. For example, the North American cable industry has adopted a set of interface specifications, known as "DOCSIS," for hardware and software to support cable-based data delivery using cable modems. Our ability to adapt to rapidly changing technology and industry standards, such as DOCSIS, and to develop and introduce new and enhanced products and service offerings will be significant factors in maintaining or improving our competitive position reducing our costs, and our prospects for growth. If our technologies become obsolete or fail to gain widespread consumer acceptance, or if we are unable to meet newly adopted industry standards, then our business and financial results will be materially and adversely affected.

     We currently anticipate that we will use a significant portion of our working capital to acquire cable modem and DSL equipment. The technology underlying that equipment is continuing to evolve. It is possible that the equipment we acquire could become obsolete prior to the time we would otherwise intend to replace it, which could require us to make unanticipated capital expenditures. Our inability to replace obsolete equipment on a timely basis could have a material adverse effect on our business and financial results.

WE DEPEND ON THIRD PARTIES AND OUR BUSINESS IS SUBJECT TO DISRUPTION BY EVENTS OUTSIDE OUR CONTROL.

     Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our end users and the Internet. A significant portion of that infrastructure is owned by third parties. Accordingly, we have no control over its quality and maintenance. For example, we rely on our cable partners to maintain their cable infrastructures. We also rely on other third parties to provide a connection from the cable infrastructure to the Internet and to provide fulfillment services to us. Currently, we have transit agreements with MCI WorldCom and its affiliate, UUNet, and others to support the exchange of traffic between our data servers, the cable infrastructure and the Internet. We also have agreements with various vendors to manage and oversee our customer installation process, including installation, customer education, dispatch service, quality control, recruitment and training. The failure of these third parties to maintain this infrastructure and otherwise fulfill their obligations under these agreements could have a material adverse effect on our business and financial results.

     Our operations also depend on our ability to avoid damages from fires, earthquakes, floods, power losses, telecommunications failures, network software flaws, transmission cable cuts, and similar events. The occurrence of any of these events could interrupt our services. The failure of the Internet backbone, our servers, or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations could have a material adverse effect on our business and financial results.

WE MAY BE HELD LIABLE FOR DEFAMATORY OR INDECENT CONTENT, AS WELL AS INFORMATION RETRIEVED OR REPLICATED.

     In part, our business involves supplying information and entertainment to customers over the cable systems of our cable system partners. Accordingly, we face the same types of risks that apply to all businesses that publish or distribute information, such as potential liability for defamation, libel, invasion of privacy and similar claims, as well as copyright or trademark infringement and similar claims. A number of third parties have claimed that they hold patents covering various forms of online transactions or online technologies. In addition, our errors and omissions and liability insurance may not cover potential patent or copyright infringement claims and may not adequately indemnify us for any liability that may be imposed.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION, "OPEN ACCESS" COMPETITION AND OTHER DSL- AND DBS-BASED COMPETITION.

     The regulatory climate affecting our business is uncertain at this time, and we may become subject to burdensome governmental regulation in the future. Historically, the Company and its cable partners believed that for regulatory purposes our services would be considered a form of cable service, or an unregulated information service. Some federal courts have reached decisions consistent with these views. However, in June 2000, the federal appeals court for the 9th Circuit concluded that a cable operator's provision of transmission facilities in some instances is a telecommunications service under the Communications Act. This classification could subject our cable partners, and possibly us, to federal and state regulation as "telecommunications carriers." If we or our cable partners were classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, the Company or its cable partners could be subject to burdensome governmental regulations. In particular, the government might seek to regulate us and our cable partners with respect to the terms, conditions and prices for Internet connection services and interconnections with the public switched telephone network, and require that we make contributions to the universal service support fund. The law in this area thus remains unsettled. In addition, the DSL service we expect to offer and deploy in the future will also likely be regulated as a common carrier telecommunications service, although at present the specific regulatory burdens associated with offering this service are not unduly severe. Accordingly, if we are successful in acquiring DSL assets, we may be required to get a "telecommunications franchise" or a license to operate as a "competitive local exchange carrier" from some states or localities, which might not be available on reasonable terms, or at all. Moreover, some local franchising authorities might claim that our cable partners need a separate franchise to offer our service. This franchise may not be obtainable on reasonable terms, or at all.

     In addition, some local cable franchising authorities seek to impose "non-discrimination" or "open access" obligations on our cable partners, under which competing ISPs would have access to the high-speed transmission capabilities of our cable partners' networks. AOL and Time Warner agreed to such an "open access" condition, applicable to Time Warner's cable networks, in order to obtain federal antitrust approval for their recent merger. A consortium of dial-up Internet service providers and large telephone companies are encouraging local franchising authorities and the Federal Communications Commission ("FCC") to ban the type of exclusive ISP-cable operator arrangements that we have with our cable partners that make us the exclusive supplier of high speed data on the cable systems where our service is offered. If such arrangements are banned, the Company could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Both AOL-Time Warner and AT&T have announced plans to open their networks to competing Internet service providers in the coming years, and AT&T and Time Warner Cable have initiated "open-access" trials with selected ISPs in several markets. Other ISPs are petitioning the FCC and various large cable operators for access to cable plants. The Company cannot predict the degree to which such voluntary or involuntary "open access" will affect our business.

     In addition, regulatory decisions that make services based on DSL technology easier for competing telephone companies to deploy over normal telephone lines and less expensive for customers to buy, could negatively affect the Company's cable-based high speed access business. The FCC issued a line-sharing ruling in December 1999 that allows DSL providers to simply lease the data spectrum of the customer's local loop from the incumbent carrier. This obviates the need for the customers to lease a secondary DSL-provisioned loop from the incumbent carrier in order to obtain high speed DSL data service, which in turn could make DSL service a more cost-competitive alternative to our services. In addition, in several decisions issued in 2000, the FCC took steps designed to make it more efficient for DSL providers to locate their equipment in telephone company switching centers. Furthermore, firms controlling digital broadcast spectrum have announced plans to utilize a portion of that spectrum to offer consumers high-bandwidth data delivery via broadcast. Some DBS video companies are also deploying higher-bandwidth data delivery products. The Company cannot predict when or whether these services will be offered, but if offered, they could present material competition to our cable-based high speed access services and could materially and adversely affect our success in the marketplace.

     In addition to regulatory activity, large Incumbent Local Exchange Carriers ("ILECs") have been pressing Congress to amend the Communications Act to make it easier for those firms to offer high-speed Internet access services to consumers and to participate directly in transmitting information between their customers and the Internet backbone. If such legislation were to pass, ILECs could become even more formidable competitors in the high speed Internet access business.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED EMPLOYEES WE NEED TO EXECUTE OUR GROWTH PLAN.

     Our future success depends on the continued service of our key personnel, especially our Chief Executive Officer and Chief Operating Officer. We do not carry key person life insurance on most of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees.

RISK RELATED TO TRADING IN OUR STOCK

BECAUSE OF OUR RELATIONSHIP WITH VULCAN VENTURES, NEW INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

     Vulcan and Charter currently own 36.4% and 12.4%, respectively, of our outstanding stock assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,050,710 warrants owned by Charter. Charter, also has warrants to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. Paul Allen is the controlling stockholder of Charter and Vulcan and as a result Mr. Allen's beneficial ownership of our outstanding stock is 48.8%. Accordingly, Mr. Allen will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Mr. Allen's control relationship with us, including:

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

INVESTORS MAY SUFFER SUBSTANTIAL DILUTION FROM OTHER TRANSACTIONS.

     As an inducement to cause Charter to commit additional systems to us in connection with Network Services agreements entered into in November 1998 and May 2000, we have granted Charter warrants to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. These warrants become exercisable, in respect of turnkey systems at the rate of 1.55 shares for each home passed in excess of 750,000, and Network Services systems at the rate of 0.775 shares for each home passed for up to 5,000,000 homes passed; and at a rate of 1.55 shares for each additional home passed in excess of 5,000,000. To the extent that Charter becomes eligible to exercise all or a significant portion of these warrants, the Company's stockholders will experience substantial dilution.

     In addition, we have granted Microsoft a warrant to purchase 387,500 shares of our common stock at an exercise price of $16.25, with additional warrants issuable for homes passed above 2,500,000 homes passed committed to us by Comcast. Furthermore, under our agreement with ServiceCo LLC, we are obligated to grant warrants to purchase up to 5,000,000 shares of our common stock at a price of $5 per share if they elect to use our services. The Company has also granted Classic Cable, Inc. and CMA Associates, both cable operators, a warrant to purchase 600,000 and 200,000 shares at an exercise price of $13, respectively, in connection with the distribution of our services. We have issued and may in the future issue additional stock or warrants to purchase our common stock in connection with our efforts to expand the distribution of our services and retain various consulting services. Stockholders could face additional dilution from these possible future transactions.

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

WE HAVE ANTI-TAKEOVER PROVISIONS.

     Certain provisions of our certificate of incorporation, our bylaws and Delaware law, in addition to the concentration of ownership by Mr. Paul Allen, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our other stockholders.

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

     We do not have any foreign currency hedging instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
High Speed Access Corp.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of High Speed Access Corp. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period April 3, 1998 (Inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
February 27, 2001

                             HIGH SPEED ACCESS CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,
                                                                                    2000         1999
                                                                                  ---------    ---------
                                     ASSETS

Current assets:
        Cash and cash equivalents                                                 $ 114,847    $  53,310
        Short-term investments                                                       15,698      125,420
        Accounts receivable, net of allowance for doubtful accounts of $296
          and $63, respectively                                                       2,087          393
        Prepaid expenses and other current assets                                     3,818        4,308
                                                                                  ---------    ---------

                  Total current assets                                              136,450      183,431

Property, equipment and improvements, net                                            63,008       39,308
Intangible assets, net                                                                4,197        3,300
Deferred distribution agreement costs, net                                           11,783        4,042
Other non-current assets                                                              4,269          345
                                                                                  ---------    ---------

                  Total assets                                                    $ 219,707    $ 230,426
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                          $  15,395    $  10,226
        Accrued compensation and related expenses                                     6,757        3,842
        Other current liabilities                                                     9,073        3,916
        Long-term debt, current portion                                               2,633        1,527
        Capital lease obligations, current portion                                    7,790        3,176
                                                                                  ---------    ---------

                  Total current liabilities                                          41,648       22,687

Long-term debt                                                                        2,313        4,035
Capital lease obligations                                                            11,380        7,574
                                                                                  ---------    ---------

                  Total liabilities                                                  55,341       34,296
                                                                                  ---------    ---------

Commitments and contingencies (Note 13)

Stockholders' equity:

        Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized, 75,000 shares issued and
          outstanding at December 31, 2000                                                1           --

        Common stock, $.01 par value, 400,000,000 shares authorized, 58,684,052 and 54,276,130 shares issued and outstanding at December 31, 2000 and
          1999, respectively                                                            587          543

        Class A common stock, 100,000,000 shares authorized, none issued and outstanding

        Additional paid-in capital                                                  737,215      618,823

        Deferred compensation                                                          (713)        (288)

        Accumulated deficit                                                        (573,217)    (422,807)

        Accumulated other comprehensive income (loss)                                   493         (141)
                                                                                  ---------    ---------

                  Total stockholders' equity                                        164,366      196,130
                                                                                  ---------    ---------

                  Total liabilities and stockholders' equity                      $ 219,707    $ 230,426
                                                                                  =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                                  APRIL 3, 1998
                                                                                YEARS ENDED DECEMBER 31,          (INCEPTION) TO
                                                                                 2000               1999         DECEMBER 31, 1998
                                                                            ---------------    ---------------   -----------------
Net Revenue                                                                 $        14,200    $         3,446    $           337

Costs and expenses:

Operating                                                                            70,289             24,021              2,067
Engineering                                                                          23,960              9,255              2,266
Sales and marketing                                                                  25,147             18,134              3,696

General and administrative:
  Non-cash compensation expense from stock options, warrants and
    restricted stock                                                                    216              3,039                 --
  Amortization of distribution agreement costs                                        2,674              3,723                 --
  Write-down of intangible assets                                                    22,444
  Other general and administrative expenses                                          25,093             11,888              2,323
                                                                            ---------------    ---------------    ---------------

    Total general and administrative                                                 50,427             18,650              2,323
                                                                            ---------------    ---------------    ---------------

      Total costs and expenses                                                      169,823             70,060             10,352
                                                                            ---------------    ---------------    ---------------

Loss from operations                                                               (155,623)           (66,614)           (10,015)
Investment income                                                                     7,371              6,181                 94
Interest expense                                                                     (2,158)              (519)               (54)
                                                                            ---------------    ---------------    ---------------

Net loss                                                                           (150,410)           (60,952)            (9,975)

Mandatorily redeemable convertible preferred stock dividends                             --             (1,122)              (385)
Accretion to redemption value of mandatorily redeemable convertible
  preferred stock                                                                        --           (229,148)          (120,282)
                                                                            ---------------    ---------------    ---------------

    Net loss available to common stockholders                               $      (150,410)   $      (291,222)   $      (130,642)
                                                                            ===============    ===============    ===============


Basic and diluted net loss available to common stockholders per share       $         (2.67)   $         (8.69)   $        (21.07)
                                                                            ===============    ===============    ===============

Weighted average shares used in computation of basic and diluted net loss
  available to common stockholders per share                                     56,347,891         33,506,735          6,200,000



                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)



                                                                                                                  APRIL 3, 1998
                                                                                YEARS ENDED DECEMBER 31,          (INCEPTION) TO
                                                                                 2000               1999         DECEMBER 31, 1998
                                                                            ---------------    ---------------   -----------------
Net loss                                                                    $      (150,410)   $       (60,952)   $        (9,975)

Net unrealized gain (loss) on investments                                               634               (141)
                                                                            ---------------    ---------------    ---------------

Comprehensive loss                                                          $      (149,776)   $       (61,093)   $        (9,975)
                                                                            ===============    ===============    ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD APRIL 3, 1998 (INCEPTION) TO DECEMBER 31, 1998 AND THE YEARS
                        ENDED DECEMBER 31, 1999 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                     Preferred Stock                   Common Stock
                                                              ------------------------------  --------------------------------
                                                                 Shares          Amount           Shares           Amount
                                                              -------------   --------------  ---------------   --------------
Issuance of common stock in connection
  with acquisition of CATV and HSAN                                                                6,200,000    $          62
Mandatorily redeemable convertible
  preferred stock dividends
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock
Grant of option to purchase Series C mandatorily
  redeemable convertible preferred stock
Deferred compensation from grants of stock
   options to purchase common stock
Net loss
                                                              -------------   --------------  ---------------   --------------

Balance at December 31, 1998                                            --               --         6,200,000               62

Mandatorily redeemable convertible
  preferred stock dividends
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock
Distribution of Darwin Networks, Inc common stock
  to shareholders
Issuance of common stock warrants in
  connection with purchase of customer base
Issuance of vested compensatory stock options
Deferred compensation from grants of stock
   options to purchase common stock
Amortization of deferred compensation
Conversion of mandatorily redeemable convertible preferred
  stock and accrued dividends to common stock                                                      31,115,887              311
Issuance of common stock warrants in connection
  with distribution agreements
Exercise of stock options and warrants                                                                484,470                5
Net proceeds from sale of common stock                                                             16,475,773              165
Net unrealized loss on investments
Net loss
                                                              -------------   --------------  ---------------   --------------

Balance at December 31, 1999                                             --               --       54,276,130              543

Deferred compensation from grant of restricted stock
Amortization of deferred compensation
Issuance of preferred stock to Charter and Vulcan                    75,000   $            1
Issuance of common stock and common stock warrants in
  connection with distribution agreements
Issuance of common stock warrants in connection
  with lease agreements
Issuance of common stock                                                                            1,250,000               13
Issuance of common stock in connection with acquisition of
  Digital Chainsaw                                                                                  2,961,718               30
Issuance of stock options in connection with acquisition of
  Digital Chainsaw
Issuance of common stock warrants in connection with
  acquisition of Digital Chainsaw
Exercise of stock options and warrants                                                                196,204                1
Net unrealized gain on investments
Net loss
                                                              -------------   --------------  ---------------   --------------

Balance at December 31, 2000                                        75,000    $            1       58,684,052   $          587
                                                              =============   ==============  ===============   ==============

                                                                      Additional
                                                                        Paid-In         Deferred          Accumulated
                                                                        Capital         Compensation       Deficit
                                                                     --------------   ---------------   --------------
Issuance of common stock in connection
  with acquisition of CATV and HSAN                                  $       3,153
Mandatorily redeemable convertible
  preferred stock dividends                                                                             $        (385)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock                                                                     (120,282)
Grant of option to purchase Series C mandatorily
  redeemable convertible preferred stock                                      1,000
Deferred compensation from grants of stock
   options to purchase common stock                                              84   $          (84)
Net loss                                                                                                       (9,975)
                                                                     --------------   ---------------   --------------

Balance at December 31, 1998                                                  4,237               (84)        (130,642)

Mandatorily redeemable convertible
  preferred stock dividends                                                                                     (1,122)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock                                                                      (229,148)
Distribution of Darwin Networks, Inc common stock
  to shareholders                                                               569                               (943)
Issuance of common stock warrants in
  connection with purchase of customer base                                     208
Issuance of vested compensatory stock options                                 1,793
Deferred compensation from grants of stock
   options to purchase common stock                                           1,450            (1,450)
Amortization of deferred compensation                                                           1,246
Conversion of mandatorily redeemable convertible preferred
  stock and accrued dividends to common stock                               404,195
Issuance of common stock warrants in connection
  with distribution agreements                                                7,766
Exercise of stock options and warrants                                          830
Net proceeds from sale of common stock                                      197,775
Net unrealized loss on investments
Net loss                                                                                                       (60,952)
                                                                     --------------   ---------------   --------------

Balance at December 31, 1999                                                618,823              (288)        (422,807)

Deferred compensation from grant of restricted stock                            519              (519)
Amortization of deferred compensation                                                             133
Issuance of preferred stock to Charter and Vulcan                            74,017
Issuance of common stock and common stock warrants in
  connection with distribution agreements                                    10,123
Issuance of common stock warrants in connection
  with lease agreements                                                         128
Issuance of common stock                                                      9,987
Issuance of common stock in connection with acquisition of
  Digital Chainsaw                                                           17,927
Issuance of stock options in connection with acquisition of
  Digital Chainsaw                                                            3,654               (39)
Issuance of common stock warrants in connection with
  acquisition of Digital Chainsaw                                             1,367
Exercise of stock options and warrants                                          670
Net unrealized gain on investments
Net loss                                                                                                      (150,410)
                                                                     --------------   ---------------   --------------

Balance at December 31, 2000                                         $      737,215   $          (713)  $     (573,217)
                                                                     ==============   ===============   ==============
                                                                      Accumulated
                                                                         Other             Total
                                                                      Comprehensive    Stockholders'
                                                                          Loss         Equity (Deficit)
                                                                    -----------------  ---------------
Issuance of common stock in connection
  with acquisition of CATV and HSAN                                                    $         3,215
Mandatorily redeemable convertible
  preferred stock dividends                                                                       (385)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock                                                      (120,282)
Grant of option to purchase Series C mandatorily
  redeemable convertible preferred stock                                                         1,000
Deferred compensation from grants of stock
   options to purchase common stock                                                                 --
Net loss                                                                                        (9,975)
                                                                    -----------------  ---------------

Balance at December 31, 1998                                                       --         (126,427)

Mandatorily redeemable convertible
  preferred stock dividends                                                                     (1,122)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock                                                      (229,148)
Distribution of Darwin Networks, Inc common stock
  to shareholders                                                                                 (374)
Issuance of common stock warrants in
  connection with purchase of customer base                                                        208
Issuance of vested compensatory stock options                                                    1,793
Deferred compensation from grants of stock
   options to purchase common stock                                                                 --
Amortization of deferred compensation                                                            1,246
Conversion of mandatorily redeemable convertible preferred
  stock and accrued dividends to common stock                                                  404,506
Issuance of common stock warrants in connection
  with distribution agreements                                                                   7,766
Exercise of stock options and warrants                                                             835
Net proceeds from sale of common stock                                                         197,940
Net unrealized loss on investments                                  $            (141)            (141)
Net loss                                                                                       (60,952)
                                                                    -----------------  ---------------

Balance at December 31, 1999                                                     (141)         196,130

Deferred compensation from grant of restricted stock                                                --
Amortization of deferred compensation                                                              133
Issuance of preferred stock to Charter and Vulcan                                               74,018
Issuance of common stock and common stock warrants in
  connection with distribution agreements                                                       10,123
Issuance of common stock warrants in connection
  with lease agreements                                                                            128
Issuance of common stock                                                                        10,000
Issuance of common stock in connection with acquisition of
  Digital Chainsaw                                                                              17,957
Issuance of stock options in connection with acquisition of
  Digital Chainsaw                                                                               3,615
Issuance of common stock warrants in connection with
  acquisition of Digital Chainsaw                                                                1,367
Exercise of stock options and warrants                                                             671
Net unrealized gain on investments                                                634              634
Net loss                                                                                      (150,410)
                                                                    -----------------  ---------------

Balance at December 31, 2000                                        $             493  $       164,366
                                                                    =================  ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEARS ENDED DECEMBER 31,    APRIL 3, 1998
                                                                                    ----------------------------  (INCEPTION) TO
                                                                                        2000           1999       DECEMBER 31, 1998
                                                                                    ------------    ------------    ------------
OPERATING ACTIVITIES

Net loss                                                                            $   (150,410)   $    (60,952)   $     (9,975)
     Adjustments to reconcile net loss to cash used
     in operating activities:
          Depreciation and amortization                                                   24,704           6,681           1,344
          Provision for doubtful accounts receivable                                       1,269             252              13
          Write-off of capitalized software costs                                                            464
          Write-down of intangible assets                                                 22,444
          Realized gain (loss) on sale of investments                                         31            (236)
          Non-cash compensation expense from stock options, warrants and
            restricted stock                                                                 216           3,039
          Amortization of distribution agreement costs                                     2,674           3,723
          Changes in operating assets and liabilities excluding the effects of acquisitions:
               Accounts receivable                                                        (2,263)           (562)            (49)
               Prepaid expenses and other current assets                                     653          (4,221)           (106)
               Other non-current assets                                                   (3,924)           (345)
               Accounts payable                                                            8,231           5,549             739
               Accrued compensation and related expenses                                   2,419           3,098             629
               Other current liabilities                                                   4,268           3,521             211
                                                                                    ------------    ------------    ------------

Net cash used in operating activities                                                    (89,688)        (39,989)         (7,194)
                                                                                    ------------    ------------    ------------

INVESTING ACTIVITIES

     Purchases of short-term investments                                                 (99,751)       (551,844)
     Sales and maturities of short-term investments                                      210,076         426,519
     Purchases of property, equipment and improvements, net of leases                    (33,892)        (26,900)         (4,235)
     Purchase of customer base                                                                              (511)
     Net cash acquired (paid) in connection with the acquisitions                         (3,573)                            907
                                                                                    ------------    ------------    ------------

Net cash provided by (used in) investing activities                                       72,860        (152,736)         (3,328)
                                                                                    ------------    ------------    ------------

FINANCING ACTIVITIES

     Net proceeds from issuance of common stock                                           10,000         197,940
     Net proceeds from issuance of mandatorily redeemable convertible
       preferred stock                                                                                    24,987          27,583
     Net proceeds from issuance of preferred stock                                        74,018
     Payments on capital lease obligations                                                (5,708)           (639)            (17)
     Proceeds from long-term debt                                                          1,213           5,508           1,000
     Payments on long-term debt                                                           (1,829)           (484)           (156)
     Proceeds from exercise of stock options                                                 671             835
                                                                                    ------------    ------------    ------------

Net cash provided by financing activities                                                 78,365         228,147          28,410
                                                                                    ------------    ------------    ------------


Net change in cash and cash equivalents                                                   61,537          35,422          17,888

Cash and cash equivalents, beginning of period                                            53,310          17,888
                                                                                    ------------    ------------    ------------


Cash and cash equivalents, end of period                                            $    114,847    $     53,310    $     17,888
                                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                       $      2,139    $        473    $         14

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock and employee stock options in connection with the
          purchase of CATV and HSAN                                                                                 $      3,215
     Equipment acquired under capital leases                                        $     13,763    $     11,126    $        241
     Issuance of note payable as consideration for advance from related party                                       $        650
     Issuance of preferred stock in exchange for cancellation of notes payable -
          related parties                                                                                           $      1,000
     Property and equipment purchases payable                                       $        (12)   $      3,366    $      1,429
     Distribution of Darwin Networks, Inc. subsidiary to shareholders                               $        943
     Warrants issued in connection with acquisitions                                $      1,367    $        208
     Warrants issued in connection with Microsoft Corp. agreements                                  $      3,235
     Warrants earned in connection with distribution agreements                     $     10,123    $      4,530
     Issuance of common stock and employee stock options in connection with the
          purchase of Digital Chainsaw                                              $     21,611



        The accompanying notes are an integral part of these consolidated financial statements.

                    HIGH SPEED ACCESS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

     High Speed Access Corp. and its subsidiaries (the "Company") provides high speed Internet access to residential and commercial end users primarily using cable modem technology. The Company primarily focuses on residential end users in exurban areas, although the Company has recently begun providing broadband services in some urban markets. The Company defines exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. The Company enters into long-term exclusive contracts with cable system operators to provide them with service either on "Network Services" basis as well as on a comprehensive "turnkey" basis. These services enable a cable system's customers to receive high speed Internet access.

     In exchange for providing the Company with access to its customers in the turnkey solution, we pay the cable operator a portion of the monthly fees received from an end user that subscribes to our services. In an unbundled or "Network Services" solution, we will deliver fewer services and incur lower costs than a turnkey solution but also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Under the Network Services solution, our cable partners will typically bill the end user and will remit to us our percentage of the revenue or the fixed fee. Network Services solutions have become a significant part of our business mix, and we anticipate this trend will continue.

     We intend to offer facilities-based Digital Subscriber Line ("DSL") Internet access services. Additionally, we are expanding our offering of services to include expanded web site hosting and a range of other value-added and ongoing support services, all primarily for small and medium enterprises ("SMEs"). We also intend to continue expanding our suite of core connectivity and related value-added services as broadband technology proliferates and additional services become viable. The Company also provides on a limited basis standard Internet access through traditional dial-up service to residential and SME customers.

LIQUIDITY

     The Company has incurred losses from operations and negative cash flows from operating activities since Inception, which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of December 31, 2000, the Company had $130.5 million of cash, cash equivalents and short-term investments which management believes are sufficient to meet the Company's cash needs in 2001. Management is closely monitoring the level of expenditures and cash commitments. Continued implementation of the Company's business plan will be dependent upon obtaining additional financing by no later than early 2002 to fund operations, to finance investments in equipment and corporate infrastructure needed for the Company's planned expansion, to enhance and expand the range of services the Company offers and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. Management is evaluating the availability of additional financing. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If additional financing is not available on acceptable terms, the Company will be forced to curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant amendments to the Company's current business plan including, but not limited to some or all of the following: a delay in further deployment of certain services, administrative and operating expense reductions, a reduction in planned capital expenditures, reduction of our sales and marketing efforts, sales of certain assets or sale of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     Monthly customer subscription revenue, consisting of fees for cable modem Internet access services and traditional dial-up services, is reported net of the contractual share paid to cable system operators and is recognized as services are provided. Included in subscription revenues are revenues related to the rental of cable modems to customers in connection with subscription contracts.

Rental revenue under such agreements is directly related to the customer's subscription agreement and is recognized ratably over the rental period.

     In Network Service systems, the cable partner typically bills the customer and the Company recognizes revenue as a percentage of total revenue or on a fixed fee basis in the period in which the revenue is earned. Monthly subscription revenue from web hosting services is recognized ratably over the period during which services are provided. Revenue received in advance is initially recorded as deferred revenue and is recognized as income in the period in which the related services are provided.

     During the fourth quarter of 2000, the provisions of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," became effective. The Company's revenue recognition policies complied with the provisions of SAB 101 prior to its effective date, and accordingly, the adoption of SAB 101 did not have an effect on the Company's financial position or results of operations.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all short-term, highly-liquid investments with an original maturity of 90 days or less. At December 31, 2000, cash equivalents consist principally of interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of corporations and the U.S. Government. At December 31, 1999, cash equivalents consisted principally of money market accounts. The Company maintains the majority of its cash at one financial institution. At most times, such cash is in excess of the FDIC insurance level. The carrying value of cash equivalents approximates fair market value due to the short-term maturities of the instruments.

SHORT-TERM INVESTMENTS

     Short-term investments are classified as available-for-sale and are accounted for at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

     Short-term investments classified as current assets at December 31, 2000 and 1999 consisted of $15.7 million of U.S. Government obligations with a gross unrealized gain of $0.5 million and $125.4 million of U.S. Government obligations with a gross unrealized loss of $0.1 million, respectively. All short-term investments are due contractually within one year as of December 31, 2000. Realized gains and realized losses for the year ended December 31, 2000 were $0.1 million and $0.1 million, respectively. Realized gains and realized losses for the year ended December 31, 1999 were $0.3 million and $0.1 million, respectively.

LONG-LIVED ASSETS

     Property, equipment and improvements are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets for equipment and software (3 years) and furniture and fixtures (5 years), or the shorter of useful life or lease term for leasehold improvements or capital leases. The Company capitalizes costs associated with the design and implementation of internal-use software, including internally and externally developed software, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the accounts with any resulting gain or loss recognized in the results of operations.

     Depreciation and amortization expense of property, equipment and improvements, excluding capitalized computer software costs, for the years ended December 31, 2000 and 1999 and the period April 3, 1998 (Inception) to December 31, 1998 was $19.8 million, $5.7 million and $0.7 million, respectively. Amortization of capitalized computer software costs was $1.8 million for the year ended December 31, 2000. There was no amortization of capitalized computer software costs during the year ended December 31, 1999 and the period April 3, 1998 (Inception) to December 31, 1998. The unamortized cost of capitalized internal-use software was $7.8 million and $3.1 million at December 31, 2000 and 1999, respectively.

     Intangible assets consist primarily of goodwill and other identifiable intangible assets recorded in connection with the acquisitions of Digital Chainsaw, Inc. ("Digital"), CATV.net, Inc. ("CATV") and High Speed Access Network, Inc. ("HSAN"). Intangible assets are being amortized on a straight-line basis, generally over a five-year period. Amortization expense for the years ended December 31, 2000 and 1999 and the period April 3, 1998 (Inception) to December 31, 1998 was $3.1 million, $1.0 million and $0.6 million, respectively.

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In addition, the estimated useful lives of all long-lived assets are periodically reviewed by management for reasonableness.

     During 1999, the Company wrote-off $0.4 million of capitalized costs related to software no longer in use by the Company.

WARRANTS ISSUED IN CONNECTION WITH DISTRIBUTION AGREEMENTS

     As an inducement to certain cable partners to commit systems, the Company issues warrants to purchase its common stock in connection with Network Service agreements and other agreements, collectively referred to as distribution agreements. The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants and options are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the respective cable system, generally four to five years, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

INCOME TAXES

     The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED EMPLOYEE COMPENSATION

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 10 for a discussion of stock options and the disclosures required by SFAS 123.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

     The Company computes net loss available to common stockholders per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net loss available to common stockholders per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

     Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of convertible preferred stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred stock for which conversion is assumed. The calculation of diluted net loss available to common stockholders per share excludes potential common shares if the effect is dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for current assets and current liabilities, other than notes payable to related parties and short-term investments, approximate their fair value due to their short maturity. The fair value of notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms. These notes payable are carried at $0.5 million at both December 31, 2000 and 1999. However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be different than their currently stated rates and terms. The fair values of short-term investments at December 31, 2000 and 1999 were $0.5 million greater than cost and $0.1 million less than cost, respectively. The carrying values of long term-debt and capital lease obligations approximate fair value.

ENGINEERING

     Engineering costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

     The Company's turnkey customers consist of residential and commercial customers in the various markets served by the Company. As such, no single customer accounted for greater than 10% of turnkey revenue or accounts receivable balances for any periods presented. Revenue from the Company's major Network Services customer, Charter Communications, Inc. ("Charter"), accounted for 16.4% of net revenue for the year ended December 31, 2000. Approximately 31.0% of the Company's gross trade receivables balance at December 31, 2000 was from Charter, which exposes the Company to a concentration of credit risk. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. These estimates are based on knowledge of current events and anticipated future events. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133") as amended by SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recognized. The treatment of such gains or losses is dependent upon the type of exposure, if any, the derivative is designated to hedge. This standard is effective for the Company's financial statements beginning on January 1, 2001. Management of the Company has not completed the process of analyzing the impact of adopting SFAS 133; however, the adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3. BUSINESS COMBINATIONS AND OTHER EQUITY TRANSACTIONS

BUSINESS COMBINATIONS

     The Company was incorporated on April 2, 1998. No initial capitalization transactions occurred on that date. On April 3, 1998, Broadband Solutions, LLC ("Broadband") contributed its preferred stock investments in CATV and HSAN to the Company. The Company issued $1.0 million of Series A mandatorily redeemable convertible preferred stock to Broadband in the exchange. This transaction was accounted for as a transaction between entities under common control. The Company assumed Broadband's interest in the assets and liabilities of CATV and HSAN and recorded them at Broadband's historical cost.

     Later on April 3, 1998, the Company issued 6,200,000 shares of common stock for all of the outstanding common stock of HSAN and CATV. The Company valued the common stock issued in the acquisitions of HSAN and CATV at approximately $.52 per share. In connection with the purchase of CATV, the Company issued 93,000 stock options in exchange for options held by CATV employees. The acquisitions of the common stock of HSAN and CATV have been accounted for as purchases. The Company recorded intangible assets, consisting primarily of goodwill, of $4.2 million in connection with these acquisitions.

     The accompanying consolidated statements of operations include the operations of HSAN and CATV since April 3, 1998. Had the transactions occurred on January 1, 1998, total unaudited pro forma revenues, unaudited pro forma net loss available to common stockholders, and unaudited pro forma basic and diluted net loss available to common stockholders per share for the year ended December 31, 1998, would have been $0.5 million, $132.6 million and $21.39, respectively.

     In August 2000, the Company completed the acquisition of Digital. The Company issued 2,961,718 shares of common stock valued at approximately $18.0 million in exchange for all of the outstanding shares of Digital. Additionally, the Company issued stock options and warrants valued at approximately $5.0 million. The acquisition of Digital has been recorded using the purchase method of accounting. In connection with this acquisition, the Company recorded goodwill of $26.4 million to be amortized on a straight-line basis over a five-year period.

     A summary of assets acquired and liabilities assumed in the acquisition follow (in thousands):

                    Assets acquired, including goodwill                $     28,331
                    Liabilities assumed                                      (1,819)
                    Common stock and other equity instruments issued        (22,939)
                                                                       ------------
                    Cash paid                                          $      3,573
                                                                       ============

     The Company's plan to exit the high-end web development and system integration services of Digital and the deterioration in revenue growth prospects for the web-hosting services of Digital during the fourth quarter of 2000 prompted a review for the possible impairment of goodwill associated with Digital. This review indicated that estimated undiscounted future cash flows were insufficient to recover the carrying value of the goodwill. Accordingly, the Company reduced the carrying value of the goodwill to its estimated fair value resulting in a write-down of $22.4 million. The Company estimated the fair value of Digital based upon an analysis of comparable companies in the sector.

     The accompanying consolidated financial statements include the operations of Digital since the date of acquisition. The following unaudited pro forma financial information for the years ended December 31, 2000 and 1999 presents the combined results of operations of the Company as if the acquisition of Digital had occurred on January 1, 2000 and 1999, respectively (in thousands).

                                                                                          2000            1999
                                                                                      ------------    ------------
                    Net revenue                                                       $     17,199    $      5,267
                    Net loss available to common stockholders                         $   (158,688)   $   (300,796)
                    Basic and diluted net loss available to common stockholders per
                         share                                                        $      (2.73)   $      (8.25)

     Since the unaudited pro forma financial information for the acquisitions of Digital, HSAN and CATV is based upon the operating results of Digital, HSAN and CATV during periods when they were not under the control of management of the Company, the unaudited pro forma financial information presented may not be indicative of the results of operations that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, nor is the information indicative of future operating results.

INITIAL PUBLIC OFFERING

     In June 1999, the Company sold 14,950,000 shares of its common stock in an initial public offering ("Offering"), including the underwriters' over-allotment option, which generated proceeds of $179.4 million, net of the underwriters' discount and other Offering costs. Concurrently with the Offering, the Company registered and sold 618,557 shares, 82,474 shares, and 824,742 shares of its common stock to Cisco Systems, Inc., Com21, Inc. and Microsoft Corp. ("Microsoft"), respectively, under stock purchase agreements which generated $18.5 million in proceeds.

     Upon the closing of the Offering, all 20,000,000 outstanding shares of the Company's mandatorily redeemable convertible preferred stock, including 5,000,000 shares sold to Vulcan Ventures Incorporated ("Vulcan") in April 1999 for $25.0 million, at the time of the Offering were converted into an aggregate of 31,000,000 shares of common stock. In addition, unpaid accumulated dividends on the preferred stock of $1.5 million were paid through the issuance of 115,887 shares of common stock. Prior to the conversion of the preferred stock, the Company had charged accumulated deficit to increase the carrying value of the preferred stock to its estimated redemption value at the time of the Offering of $13 per share. During the year ended December 31, 1999, the Company recorded $229.1 million, and during the period April 3, 1998 (Inception) through December 31, 1998 ("Inception Period"), the Company recorded $120.3 million related to this charge. In addition, the Company accrued dividends on the preferred stock of $1.1 million for the year ended December 31, 1999, and $385 for the Inception Period.

OTHER EQUITY TRANSACTIONS

     In December 2000, the Company completed the sale of 75,000 shares of convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, for proceeds of approximately $74.0 million, net of issuance costs. The preferred stock converts at the option of Vulcan and Charter into common stock of the Company at an initial conversion price of $5.01875 per share, subject to adjustment for future stock issuances of capital stock and other customary adjustments for stock splits and dividends. If additional shares of capital stock are issued at a price per share below the initial conversion price of the preferred stock, the initial conversion price would be adjusted downward. The adjustment of the initial conversion price could result in the Company recording a charge to deficit associated with a beneficial conversion feature of the preferred stock if the adjusted conversion price is less than the fair value of the Company's common stock at the date of the adjustment. The preferred stock ranks senior to the Company's common stock with respect to dividends and upon liquidation. The holders of the preferred stock have the right to one vote for each share of common stock into which the preferred stock could be converted.

     In May 2000, Lucent Technologies, Inc. ("Lucent") purchased 1,250,000 shares of the Company's common stock at fair value for total proceeds to the Company of $10.0 million. In addition, Lucent and the Company entered into a general agreement whereby Lucent will provide equipment and services to the Company with an initial purchase commitment by the Company of $5.0 million.

     In May 1999, the Company completed a 1.55 for 1 split of its common stock. The accompanying financial statements have been restated for all periods presented to reflect the effects of the stock split.

4.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

     The components of property, equipment and improvements at December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000            1999
                                                              -------         -------
     Equipment ......................................         $73,429         $40,731
     Furniture and fixtures .........................           1,189             960
     Capitalized software ...........................           9,560           3,145
     Leasehold improvements .........................           7,095             807
                                                              -------         -------
                                                               91,273          45,643
     Less accumulated depreciation ..................          28,265           6,335
                                                              -------         -------
                                                              $63,008         $39,308
                                                              =======         =======

     Equipment includes assets acquired under capital leases, principally headend equipment, modems, furniture and fixtures, and telephone equipment, with a cost of $25.1 million and $11.4 million at December 31, 2000 and 1999, respectively. Accumulated depreciation of these assets was $4.1 million and $0.5 million at December 31, 2000 and 1999, respectively.

5. LEASE OBLIGATIONS

     The Company leases certain office facilities under non-cancelable operating leases that expire at various dates through 2006, and which require the Company to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the leases. Facility rent expense was $4.0 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively, and $0.1 million for the period April 3, 1998 (Inception) through December 31, 1998.

     The Company also has obligations under capital equipment leases. Future minimum lease payments under non-cancelable operating and capital leases having original terms in excess of one year as of December 31, 2000 are as follows (in thousands):

                                                           OPERATING        CAPITAL
                                                             LEASES          LEASES
                                                           ------------   ------------
Year Ending December 31,
 2001 ..................................................   $      3,649   $      9,550
 2002 ..................................................          3,152          8,726
 2003 ..................................................          2,593          3,899
 2004 ..................................................          2,476            734
 2005 ..................................................          2,023             29
 Thereafter ............................................          3,070             --
                                                           ------------   ------------
 Total minimum lease payments ..........................   $     16,963         22,938
                                                           ============
Less amounts representing interest .....................                         3,768
                                                                          ------------
Present value of minimum capital lease obligations .....                        19,170
Less current portion ...................................                         7,790
                                                                          ------------
Non-current portion ....................................                  $     11,380
                                                                          ============

6. LONG TERM DEBT

LOAN FACILITIES

     In July 1999, the Company entered into a $5.0 million loan facility of which $4.1 million and $2.9 million had been drawn down through December 31, 2000 and 1999, respectively. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

     In April 1999, the Company entered into a $3.0 million loan facility of which $2.6 million had been drawn down through both December 31, 2000 and 1999. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

     At December 31, 2000, $4.4 million was outstanding under these loan facilities. The interest rate on the draws on these facilities ranged from 14.63% to 15.52% as of December 31, 2000. These terms are effective on the date of, and applied separately to, each draw on the total loan facilities. The remaining $1.3 million of the $8.0 million total loan facilities expired and is no longer available.

NOTES PAYABLE -- RELATED PARTY

     As part of its acquisition of HSAN, the Company assumed a note payable in the aggregate principal amount of $0.7 million, evidenced by a promissory note and assignment and security agreement, owing to Gans Multimedia Partnership ("Gans"). The note bears interest at a rate of 7% per annum. The Company repaid $0.2 million of the note in December 1998 and the remaining $0.5 million balance matures on April 1, 2001. Certain tangible assets of the Company serve as collateral for this note. The loan represents working capital of HSAN funded by Gans from July 1997 to April 1998.

     The aggregate amount of long-term debt maturities, including notes payable to related parties, at December 31, 2000 are as follows (in thousands):

              YEAR ENDING DECEMBER 31,
      2001...................................     $   2,633
      2002...................................         2,211
      2003...................................           102
                                                  ---------
      Total principal payments...............     $   4,946
                                                  =========

7. INCOME TAXES

     As of December 31, 2000 and 1999, the Company had deferred tax assets of approximately $77.6 million and $26.5 million, respectively, primarily related to federal and state net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance based upon the Company's history of operating losses. The federal and state net operating loss carryforwards of approximately $182.1 million and $63.6 million, at December 31, 2000 and 1999, respectively, expire beginning in year 2018. Utilization of these net operating losses may be subject to a substantial annual limitation based upon changes in the Company's ownership as provided in Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     The Company's income tax provision (benefit) for the years ended December 31, 2000 and 1999 and the period April 3, 1998 (Inception) to December 31, 1998 differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                                                                     2000         1999         1998
                                                                ---------    ---------    ---------
      Tax provision (benefit) at U.S. statutory rate ........   $ (51,139)   $ (20,724)   $  (3,392)
      Net operating losses and temporary differences not
       recognized ...........................................      42,729       20,319        3,159
      Amortization and other permanent differences ..........       8,410          405          233
                                                                ---------    ---------    ---------
       Total ................................................   $      --    $      --    $      --
                                                                =========    =========    =========

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, 2000 and 1999 are as follows (in thousands):

                                                          2000          1999
                                                       ----------    ----------
      Deferred tax assets (liabilities):
       Net operating loss carryforwards ............   $   74,548    $   26,793
       Long-lived assets ...........................          868          (606)
       Accrued expenses, not currently deductible ..        2,174           315
                                                       ----------    ----------
       Total deferred tax assets ...................       77,590        26,502
       Less valuation allowance ....................      (77,590)      (26,502)
                                                       ----------    ----------
       Net deferred tax assets .....................   $       --    $       --
                                                       ==========    ==========

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

     In 2000 and 1999, the Company recorded severance and other benefit related costs of $1.3 million and $1.2 million, respectively, associated with the termination of certain of its employees. In 1999, total costs included a non-cash portion approximating $0.3 million, included in non-cash compensation expense from stock options, warrants and restricted stock in the accompanying consolidated statement of operations associated with the acceleration of the vesting on certain non-vested stock options of the terminated employees. At December 31, 2000 and 1999, approximately $0.1 million and $0.8 million, respectively, remain unpaid.

9. DISTRIBUTION AGREEMENTS

VULCAN VENTURES INCORPORATED

     In November 1998, the Company entered into a series of agreements with Vulcan whereby the Company will provide Internet access services to customers in certain cable systems controlled by Vulcan. These agreements included a systems access and investment agreement with Vulcan and its affiliate Charter, a programming content agreement with Vulcan, and a related network services agreement with Charter. Under these agreements, Charter committed to provide the Company exclusive access to at least 750,000 homes passed. Charter has an equity incentive to provide us additional homes passed, although it is not obligated to do so. The agreements will continue until the Company ceases to provide services to an end user residing in a home passed in a committed system.

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

     In May 1999, Charter and the Company entered into a limited service agreement which reduced the number of warrants issued per home passed in exchange for a reduction in the revenue share per end user and a more beneficial cost sharing arrangement for the Company in certain specified cable systems. Under the terms of this limited service agreement, Charter will earn only one warrant per every three homes passed if it commits systems totaling less than one million homes passed, and one warrant for every two homes passed if the systems total one million or more homes passed.

     In May 2000, the Company entered into a second Network Services agreement with Charter. Under this agreement, Charter committed to provide the Company exclusive right to provide Network Services related to the delivery of Internet access to homes passed in certain cable systems. We will provide Network Services, including system monitoring and security as well as call center support. Charter will receive the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it is not obligated to do so. Charter can terminate these exclusivity rights, on a system-by-system basis, if the Company fails to meet performance specifications or otherwise breaches the agreement. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms.

   In connection with the second Network Services agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the Network Services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the Network Services agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase .50 shares for each home passed in the systems for which the May 2000 agreement is renewed. With respect to each home passed, launched or intended to be launched on or before the second anniversary date of the second Network Services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. As of December 31, 2000, the Company has paid Charter approximately $3.8 million of launch fees related to launched systems or systems to be deployed in the near future. The launch fees paid will be amortized over the remaining term of the agreement.

   Charter earned warrants to purchase 2,050,710 and 77,738 shares of common stock under these agreements as of December 31, 2000 and 1999, respectively. Deferred distribution agreement costs of $9.5 million and $0.8 million were recorded in conjunction with these warrants during the years ended December 31, 2000 and 1999, respectively. Amortization of distribution agreement costs of $1.5 million and $0.2 million was recognized in the statement of operations for the same periods. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Charter earn the right to purchase additional common shares based on the number of homes passed committed to the Company.

CLASSIC CABLE

     In July 1999, the Company executed a series of agreements with Classic Cable, Inc. ("Classic"). The Company issued warrants to purchase up to 600,000 shares of the Company's common stock at a purchase price of $13.00 per share. The warrants are earned and exercisable generally at the rate of one share of common stock per home passed in systems committed, subject to certain minimum homes passed criteria. The warrants may be earned by Classic on or before December 31, 2003. The warrants must be exercised within three years of the date earned.

     Classic earned warrants to purchase 109,894 and 76,095 shares of common stock under these agreements as of December 31, 2000 and 1999, respectively. Deferred distribution agreement costs of $0.5 million and $1.9 million were recorded in connection with the warrants during the years ended December 31, 2000 and 1999, respectively. Amortization of distribution agreement costs of $0.4 million and $0.2 million was recognized in the statement of operations for the same periods. Additional deferred distribution agreement costs may be recorded and amortized in future periods should Classic earn the right to purchase additional shares based on the number of homes passed committed to the Company.

CABLE MANAGEMENT ASSOCIATES

     In July 1999, the Company executed a series of agreements with ETAN Industries Inc. d/b/a Cable Management Associates ("CMA"). The Company issued warrants to purchase up to 200,000 shares of the Company's common stock at a purchase price of $13.00 per share. The warrants are earned and exercisable generally at the rate of one share of common stock for each home passed in systems committed to the Company by CMA, subject to certain minimum homes passed criteria. The warrants may be earned by CMA on or before December 31, 2002. The warrants must be exercised on or before December 31, 2002.

     CMA earned warrants to purchase 66,161 and 44,911 shares of common stock under these agreements as of December 31, 2000 and 1999, respectively. Deferred distribution agreement costs of $0.1 million and $1.8 million were recorded in conjunction with the warrants during the years ended December 31, 2000 and 1999, respectively. Amortization of distribution agreement costs of $0.2 million was recognized in the statement of operations for the same periods. Additional deferred distribution agreement costs may be recorded and amortized in future periods should CMA earn the right to purchase additional shares based on the number of homes passed committed to the Company.

MICROSOFT CORP.

     At the time of the Offering, the Company entered into a non-binding letter of intent with Microsoft covering a number of potential areas of strategic relationship. Pursuant to the non-binding letter of intent and subsequent letter agreement entered into in June 1999, the Company granted Microsoft warrants to purchase 387,500 shares of common stock at an exercise price of $16.25 per share. Under the terms of these agreements, Microsoft has agreed, among other things, to introduce the benefits of the Company's services to Comcast Corp., a multiple system cable operator. The warrants also provide Microsoft the right to purchase one share of common stock for each 10 homes passed over 2,500,000 that are committed by Comcast Corp. to the Company by May 1, 2002.

     The Company recorded expense of $3.2 million during the year ended December 31, 1999 related to the issuance of these warrants based on the fair value of the shares at the time of grant. Additional expense may be recognized in future periods should Microsoft earn the right to purchase additional common stock based on the number of homes passed committed to the Company by Comcast Corp.

ROAD RUNNER

     In July 1999, the Company entered into an agreement with ServiceCo LLC, the entity that provides Road Runner's cable Internet access and content aggregation services. The agreement establishes general terms and conditions under which Road Runner may, if it wishes, engage the Company as a subcontractor to provide all or some of the Company's network integration services to cable operators who contract with Road Runner to deploy Road Runner-branded Internet content and access services. The agreement also grants ServiceCo LLC a warrant to purchase one share of common stock at a price of $5 per share for each home passed, up to a maximum of five million homes, in those systems where ServiceCo LLC engages the Company to serve as a subcontractor of services. No warrants have been issued under this agreement as of December 31, 2000.

10.   STOCK OPTION PLAN

     In April 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). A total of 1,395,000 shares of common stock were reserved for issuance under the 1998 Plan. The Company adopted the 1999 Stock Option Plan ("1999 Plan") and the 1999 Non-Employee Directors Plan ("Directors Plan") in January 1999. A total of 3,100,000 shares were originally reserved for issuance under the 1999 Plan. An additional 4,679,500 shares were reserved for the 1999 Plan in June 2000. A total of 465,000 shares are reserved for issuance under the Directors Plan.

     The exercise price for the options is determined by the Board of Directors, but generally shall not be less than 100% of the estimated fair market value of the common stock on the date the option is granted. All options outstanding under the 1998 Plan are fully vested as a result of the Offering. Generally, options issued under the 1999 Plan and Directors Plan vest over a four-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment with the Company forfeit all non-vested options.

     Stock options with an exercise price of $.65 and $1.61 were granted under the 1998 Plan with an exercise price equal to the price per share at which preferred stock was issued during the month in which the options were granted. Stock options granted under the 1998 Plan with an exercise price of $3.23 in December 1998, were later determined to be compensatory based on a revised estimate of the fair value of the Company's common stock. Upon the Offering in 1999, the Company recognized non-cash compensation expense from stock options of $0.1 million related to the acceleration of vesting of stock options outstanding under the 1998 Plan. Expense recognized in 1998 was insignificant.

     Options to acquire an additional 140,740 shares were granted under the 1998 Plan in January 1999 that fully vested upon the Offering. These options were also considered compensatory; and accordingly, the Company recorded non-cash compensation expense from stock options of $1.1 million related to the acceleration of vesting of these options.

     Options to purchase 46,500 shares were granted under the 1999 Plan with an exercise price of $3.23 per share. These stock options were considered to be compensatory; and accordingly, the Company recorded deferred compensation of $0.4 million. The Company will recognize this amount over the four year vesting period of these options. During each of the years ended December 31, 2000 and 1999, the Company recognized $0.1 million of non-cash compensation expense related to these options. Options to purchase 2,612,615 shares were also granted under the 1999 Plan with an exercise price equal to the fair market value at the time of grant. The Company recognized $0.3 million of non-cash compensation expense from stock options for the acceleration of 44,963 options, granted under the 1999 Plan, in connection with severance agreements during the year ended December 31, 1999.

     Under the Directors Plan, options to purchase 189,875 shares with an exercise price of $3.23 per share, were granted in January 1999, all of which were immediately exercisable. These options were considered compensatory; and accordingly, the Company recognized expense of $1.5 million of non-cash compensation expense from stock options during the year ended December 31, 1999 related to the issuance of these options.

     The following table summarizes the activity in the 1998, 1999 and Directors
Plans:

                                                    SHARES UNDER              EXERCISE PRICE           WEIGHTED AVERAGE
                                                       OPTION                    PER SHARE              EXERCISE PRICE
                                                    -----------        --------------------------      ----------------
         Outstanding at April 3, 1998                        --
          Options Granted                               709,435        $   0.65     to    $  3.23         $    1.36
          Options Cancelled                              (4,650)       $   0.65     to    $  3.23         $    1.48
                                                    -----------                                           ---------

         Outstanding at December 31, 1998               704,785        $   0.65     to    $  3.23         $    1.35
          Options Granted                             2,777,755        $   3.23     to    $ 27.88         $   16.41
          Options Cancelled                             (84,209)       $   3.23     to    $ 27.88         $   13.88
          Options Exercised                            (464,320)       $   0.65     to    $  3.23         $    1.53
                                                    -----------                                           ---------

         Outstanding at December 31, 1999             2,934,011        $   0.65     to    $ 27.88         $   15.10
          Options Granted                             5,442,603        $   1.84     to    $ 20.75         $    7.16
          Options Cancelled                          (1,519,215)       $   0.65     to    $ 27.88         $   15.02
          Options Exercised                            (196,204)       $   0.65     to    $ 13.00         $    2.68
                                                    -----------                                           ---------

         Outstanding at December 31, 2000             6,661,195        $   0.65     to    $ 27.88         $    9.22
                                                    ===========                                           =========

     Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to May 31, 1996 under the fair value method of that statement.

     The fair value of options granted for the years ended December 31, 2000 and 1999 and the period April 3, 1998 (Inception) to December 31, 1998 reported below has been estimated at the date of grant using the minimum value option pricing method for grants prior to the Offering and the Black-Scholes option pricing model for grants following the Offering. The following weighted average assumptions were used in the pricing models:

                                                                             2000              1999           1998
                                                                        --------------      ----------     ---------
                Expected life of options in years...................       5 years           5 years       5 years
                Risk-free interest rate.............................       6.15%              5.00%        5.00%
                Expected dividend yield.............................          0%                 0%           0%
                Expected volatility (subsequent to Offering)........         90%                90%           N/A

     The Black-Scholes option value model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during the years ended December 31, 2000 and 1999 and the period April 3, 1998 (Inception) to December 31, 1998 was $5.25, $15.38 and $0.42 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' expected life. Had the Company's stock option plans been accounted for under SFAS 123, net loss available to common stockholders and basic and diluted net loss available to common stockholders per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                                              2000             1999            1998
                                                                            ---------        ----------      ----------
Net loss available to common stockholders:
 As reported...........................................................     $(150,410)       $ (291,222)     $ (130,642)
 Pro forma ............................................................     $(167,431)       $ (294,766)     $ (130,654)
Basic and diluted net loss available to common
 stockholders per share:
 As reported...........................................................     $   (2.67)       $    (8.69)     $   (21.07)
 Pro forma.............................................................     $   (2.97)       $    (8.80)     $   (21.07)

The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma results of operations for future years because variables such as option grants, exercises and stock price volatility in the disclosures may not be indicative of future activity.

     The following table summarizes information about options outstanding at December 31, 2000:

                                            STOCK OPTIONS OUTSTANDING                              STOCK OPTIONS EXERCISABLE
                            ----------------------------------------------------------------     ------------------------------
                                                  WEIGHTED AVERAGE
          RANGE OF                              REMAINING CONTRACTUAL       WEIGHTED AVERAGE                   WEIGHTED AVERAGE
       EXERCISE PRICES        SHARES                    LIFE                 EXERCISE PRICE        SHARES       EXERCISE PRICE
-----------------------     ----------          ---------------------       ----------------     ---------     ----------------
$    0.65   to   $ 2.79        202,593                   8.3                   $    1.44           130,543        $  1.22
$   2.79    to   $ 5.58      2,669,779                   9.1                   $    3.83           304,255        $  4.55
$   5.58    to   $ 8.36      1,711,210                   8.2                   $    7.63           196,737        $  7.74
$   8.36    to   $11.15         56,000                   8.5                   $    9.81                --             --
$  11.15    to   $13.94        469,363                   6.5                   $   13.00           125,452        $ 13.00
$  16.73    to   $19.51        872,875                   8.8                   $   17.79           187,500        $ 17.63
$  19.51    to   $22.30        460,500                   7.8                   $   21.23            39,123        $ 22.19
$  25.09    to   $27.88        218,875                   7.1                   $   26.94            60,624        $ 26.89
-----------------------     ----------                   ---                   ---------         ---------        -------
$    0.65   to   $27.88      6,661,195                   8.5                   $    9.22         1,044,234        $ 10.05
=======================     ==========                   ===                   =========         =========        =======

11. LOSS PER SHARE

     Diluted loss available to common stockholders per share equals basic loss available to common stockholders per share because the assumed exercise of the Company's stock options and warrants and the assumed conversion of preferred stock is dilutive. Options and warrants to purchase 9,505,853, 3,567,936 and 704,785 shares of common stock at December 31, 2000, 1999 and 1998, respectively, were excluded from the calculation of net loss available to common stockholders per share.

     There is a potential to issue additional warrants pursuant to the agreements set forth in Note 9. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be dilutive. In the future, the Company may issue additional stock or warrants to purchase its common stock in connection with its efforts to expand the distribution of its services. Stockholders could face additional dilution from these possible future transactions.

12. RELATED PARTY TRANSACTIONS

GENERAL

     In November 1998, the Company entered into a systems access agreement with Vulcan, Charter and Marcus, a programming content agreement with Vulcan, and a related networks services agreement with Charter and Marcus, pursuant to which Vulcan, Charter and Marcus retained the Company to offer and provide Internet access and related services to cable customers of various cable systems owned and operated by Charter and Marcus. Vulcan is a significant stockholder of the Company and management of Vulcan and Charter represent three of the Company's Board of Directors. See Note 9 for more information on these agreements. Also see Note 2 for a discussion of the concentration of credit risk related to Charter.

     The Company has an agreement with Gans under which Gans granted the Company the exclusive right to provide the customers of six cable systems owned by Gans with high speed Internet access. The agreement has a five year term and provides that Gans will receive a share of the gross revenues the Company receives under the agreement. During 2000, 1999 and 1998, the Company paid Gans $0.3 million, $0.2 million and $0.1 million, respectively, under the agreement.

NOTES PAYABLE -- RELATED PARTY

     See Note 6 for information related to notes payable to related parties.

13. COMMITMENTS AND CONTINGENCIES

     The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position of the Company.

SIGNIFICANT AGREEMENTS

     The Company uses high speed data backbone circuits provided by a national telecommunication company. The contract period for the service agreements is typically three years from the date the circuit is installed. Minimum payments under the service agreements are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2001                                       $   4,992
2002                                           5,010
2003                                           2,417
                                           ---------
Total                                      $  12,419
                                           =========

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of unaudited quarterly financial information for the years ended December 31, 2000 and 1999 follows.

                    (in thousands, except per share amounts)

                                                       THREE MONTHS         THREE MONTHS         THREE MONTHS       THREE MONTHS
                                                          ENDED                ENDED                ENDED              ENDED
                                                         MARCH 31,            JUNE 30,           SEPTEMBER 30,       DECEMBER 31,
                                                           2000                 2000                 2000               2000
                                                       ------------         ------------         ------------       ------------
      Net revenue ................................     $      1,994         $      2,757         $      4,282       $      5,167

      Loss from operations .......................          (29,362)             (29,837)             (33,238)           (63,186)
      Net loss ...................................          (27,727)             (28,501)             (32,238)           (61,944)
      Net loss available to common stockholders ..          (27,727)             (28,501)             (32,238)           (61,944)
      Basic and diluted net loss available to
       common stockholders per share .............            (0.51)               (0.52)               (0.56)             (1.06)

                                                       THREE MONTHS         THREE MONTHS         THREE MONTHS       THREE MONTHS
                                                          ENDED                ENDED                ENDED              ENDED
                                                         MARCH 31,            JUNE 30,           SEPTEMBER 30,       DECEMBER 31,
                                                           1999                 1999                 1999               1999
                                                       ------------         ------------         ------------       ------------
      Net revenue ................................     $        299         $        641         $      1,070       $      1,436

      Loss from operations .......................           (8,156)             (15,899)             (17,027)           (25,532)
      Net loss ...................................           (8,037)             (15,252)             (14,325)           (23,338)
      Net loss available to common stockholders ..         (113,787)            (139,772)             (14,325)           (23,338)
      Basic and diluted net loss available to
       common stockholders per share .............           (18.35)               (7.47)               (0.26)             (0.43)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

     With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Document filed as part of this report: The Financial Statements filed as part of this report are listed on the Index to Financial Statements on page 31.

     (b)  Reports on Form 8-K

     On October 23, 2000, the Company filed a report of Form 8-K which announced that we had entered into a $75 million stock purchase agreement, dated as October 19, 2000, with Vulcan and Charter. A copy of the Agreement, as well as the Press Release announcing this matter, were attached as Exhibits to the filing.

     (c)  Exhibits

     See Exhibit Index on Page 52.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                              HIGH SPEED ACCESS CORP.


                                              By: /s/ DANIEL J. O'BRIEN
                                                 ------------------------------
                                                   Daniel J. O'Brien
                                                   President, Chief Executive
                                                   Officer and Director

                                              By: /s/ GEORGE E. WILLETT
                                                 ------------------------------
                                                   George E. Willett
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated:

              SIGNATURE                     TITLE                         DATE
By: /s/ DANIEL J. O'BRIEN                   President, Chief Executive    March 30, 2001
   ------------------------------------     Officer and Director
          Daniel J. O'Brien

By: /s/  DAVID A. JONES, JR.                Director, Chairman            March 30, 2001
   ------------------------------------
          David A. Jones, Jr.

By: /s/ ROBERT S. SAUNDERS                  Director, Vice Chairman       March 30, 2001
   ------------------------------------
          Robert S. Saunders

By: /s/ IRVING W. BAILEY, II                Director                      March 30, 2001
   ------------------------------------
          Irving W. Bailey, II

By: /s/ MICHAEL E. GELLERT                  Director                      March 30, 2001
   ------------------------------------
          Michael E. Gellert

By: /s/ JERALD L. KENT                      Director                      March 30, 2001
   ------------------------------------
          Jerald L. Kent

By: /s/ WILLIAM D. SAVOY                    Director                      March 30, 2001
   ------------------------------------
          William D. Savoy

By:                                         Director                      March ___, 2001
   ------------------------------------
          Stephen E. Silva

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
3.1            Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Registration
               Statement on Form S-1 (File No. 333-74667)).

3.2            Certificate of Designation of Series D Senior Convertible
               Preferred Stock (incorporated by reference to Exhibit 2 to
               Exhibit 99.1 to Registrant's Current Report on Form 8-K dated
               October 23, 2000).

3.3            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to Registrant's Registration Statement on Form S-1 (File No.
               333-74667)).

4.1            Specimen Common Stock certificate (incorporated by reference to
               Exhibit 4.1 to Registrant's Registration Statement on Form S-1
               (File No. 333-74667)).

4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions defining the rights of holders of capital stock of the Registrant.

10.1           Class A Securities Purchase Warrant between High Speed Access
               Corp. and Vulcan Ventures, Incorporated, dated as of November 25,
               1998, as assigned April 23, 1999, and as amended April 29, 1999
               (incorporated by reference to Exhibit 10.5 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667))
               (superseded by Exhibit 10.35).

10.2           Class B Securities Purchase Warrant between High Speed Access
               Corp. and Vulcan Ventures, Incorporated, dated as of November 25,
               1998, as assigned April 23, 1999, and as amended April 29, 1999
               (incorporated by reference to Exhibit 10.6 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667))
               (superseded by Exhibit 10.34).

10.3           Systems Access and Investment Agreement among High Speed Access
               Corp., Vulcan Ventures, Incorporated, Charter Communications,
               Inc. and Marcus, Inc., dated November 25, 1998 (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (File No. 333-74667)).

10.4           Programming Content Agreement between High Speed Access Corp. and
               Vulcan Ventures, Incorporated, dated November 25, 1998
               (incorporated by reference to Exhibit 10.8 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667)).

10.5           Network Service Agreement among High Speed Access Corp.,
               Charter Communications, Inc., and Marcus Cable, Inc., dated
               November 25, 1998 (incorporated by reference to Exhibit 10.9 to
               Registrant's Registration Statement on Form S-1 (File No.
               333-74667)).

10.6           Amended and Restated Registration Rights Agreement between High
               Speed Access Corp. and the Investors named therein dated
               November 25, 1998 (incorporated by reference to Exhibit 10.10 to
               Registrant's Registration Statement on Form S-1 (File No.
               333-74667)).

10.7           $650,000 Promissory Note by High Speed Access Corp. in favor of
               Gans Multimedia Partnership, dated April 3, 1998 (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-1 (File No. 333-74667)).

10.8           Assignment and Security Agreement between High Speed Access
               Corp. and Gans Multimedia Partnership dated April 3, 1998
               (incorporated by reference to Exhibit 10.15 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667)).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.9           Master Loan and Security Agreement dated February 4, 1999 between
               Finova Capital Corporation and High Speed Access Corp.
               (incorporated by reference to Exhibit 10.27 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667)).

10.10 1998 High Speed Access Corp. Stock Option Plan (incorporated by reference to Exhibit 10.30 to Registrant's Registration Statement on Form S-1 (File No. 333-74667)).

10.11 1999 High Speed Access Corp. Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (File No. 333-46654)).

10.12          High Speed Access Corp. Non-Employee Director Stock Option Plan
               (incorporated by reference to Exhibit 10.32 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667)).

10.13 Form of Indemnity Agreement between High Speed Access Corp. and each of the directors and certain executive officers of High
               Speed Access Corp. (incorporated by reference to Exhibit 10.33 to
               Registrant's Registration Statement on Form S-1 (File No.
               333-74667)).

10.14          Securities Purchase Warrant between High Speed Access Corp. and
               Microsoft Corporation dated April 30, 1999 (incorporated by reference to Exhibit 10.34 to Registrant's Registration Statement on Form S-1 (File No. 333-74667)).

10.15          Letter Agreement between High Speed Access Corp. and Microsoft
               Corporation dated April 30, 1999 (incorporated by reference to
               Exhibit 10.35 to Registrant's Registration Statement on Form S-1
               (File No. 333-74667)).

10.16          Letter of Intent between High Speed Access Corp. and ServiceCo
               LLC dated March 31, 1999 (incorporated by reference to Exhibit
               10.36 to Registrant's Registration Statement on Form S-1 (File
               No. 333-74667)).

10.17          Master Services Agreement between High Speed Access Corp. and
               National Cable Television Cooperative, Inc. dated January 1, 1999
               (incorporated by reference to Exhibit 10.37 to Registrant's
               Registration Statement on Form S-1 (File No. 333-74667)).

10.18          Master Agreement between High Speed Access Corp. and ServiceCo
               LLC. dated July 22, 1999 (incorporated by reference to Exhibit
               10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.19          Securities Purchase Warrant between High Speed Access Corp. and
               ServiceCo LLC dated July 22, 1999 (incorporated by reference to
               Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.20          Letter Agreement between Microsoft Corp. and High Speed Access
               Corp. dated June 15, 1999 (incorporated by reference to Exhibit
               10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.21          Securities Purchase Warrant between Microsoft Corp. and High
               Speed Access Corp. dated June 15, 1999 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.22          Master Agreement to Lease Equipment between Cisco Systems Capital
               Corporation and High Speed Access Corp. dated May 18, 1999
               (incorporated by reference to Exhibit 10.5 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1999).

10.23 Additional System Notice and Partial HSAC Services Supplement between Charter Communications, Inc. and High Speed Access Corp.
               dated April 28, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.24          Letter Agreement among Vulcan Ventures, Incorporated, Marcus
               Cable Operating Company, LLC, Charter Communications, Inc. and
               High Speed Access Corp. dated May 26, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1999).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.25          Securities Purchase Warrant between Classic Cable, Inc. and High
               Speed Access Corp. dated June 3, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1999).

10.26          Securities Purchase Warrant between ETAN Industries, Inc. and
               High Speed Access Corp. dated June 4, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999).

10.27          Deed of Lease between Realty Associates Fund III, LP and High
               Speed Access Corp. dated August 20, 1999 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999).

10.28          Sublease between R Squared Distributing of Colorado and High
               Speed Access Corp. dated August 20, 1999 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999.)

10.29          Letter Agreement between High Speed Access Corp. and Ronnie N.
               Pitcock, Sr. dated January 31, 2000 (incorporated by reference to
               Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.30          Employment Agreement between High Speed Access Corp. and Daniel
               J. O'Brien dated October 1, 1999 (incorporated by reference to
               Exhibit 10.52 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999) (superseded by Exhibit 10.42).

10.31          Supplemental Executive Compensation Agreement between High Speed
               Access Corp. and Daniel J. O'Brien dated October 1, 1999
               (incorporated by reference to Exhibit 10.53 to Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1999)
               (superseded by Exhibit 10.42).

10.32          Stock Option Agreement between High Speed Access Corp. and Daniel
               J. O'Brien dated October 1, 1999 (incorporated by reference to
               Exhibit 10.54 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999) (superseded by Exhibit 10.44).

10.33          Network Services Agreement between High Speed Access Corp. and
               Charter Communications, Inc. dated May 12, 2000 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2000).

10.34          Amended and Restated Securities Purchase Warrant among High Speed
               Access Corp., Charter Communications Holding Company, LLC and
               Charter Communications, Inc. dated May 12, 2000 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2000).

10.35          Registration Rights Agreement among High Speed Access Corp.,
               Charter Communications Holding Company, LLC and Charter
               Communications, Inc. dated May 12, 2000 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2000).

10.36          Stock Purchase Agreement between High Speed Access Corp. and
               Lucent Technology, Inc. dated May 3, 2000 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2000).

10.37          Office Building Lease between High Speed Access Corp. and
               Koll-Lsi I, LLC dated February 4, 2000 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.38          Forest Green Corporate Office Park Ormsby I Lease between High
               Speed Access Corp. and Faulkner Hinton/Ormsby I, LLC dated
               February 26, 2000 (incorporated by reference to Exhibit 10.6 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2000).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.39          Agreement and Plan of Merger among High Speed Access Corp., High
               Speed Acquisition Corp., Digital Chainsaw, Inc. and Gary Allen
               dated June 23, 2000 (incorporated by reference to Exhibit 10.1 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000).

10.40          Stock Purchase Agreement among High Speed Access Corp., Vulcan
               Ventures Incorporated and Charter Communications Ventures, LLC dated October 19, 2000 (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated October 23,
               2000).

10.41          Registration Rights Agreement among High Speed Access Corp.,
               Vulcan Ventures Incorporated and Charter Communications Ventures,
               LLC dated December 5, 2000 (incorporated by reference to Exhibit
               3 to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated October 23, 2000).

10.42          Employment Agreement by and between High Speed Access Corp. and
               Daniel J. O'Brien dated October 1, 2000.

10.43          Restricted Stock Agreement by and between High Speed Access Corp.
               and Daniel J. O'Brien dated October 1, 2000.

10.44          Amended and Restated Stock Option Agreement between High Speed
               Access Corp. and Daniel J. O'Brien dated October 1, 2000.

10.45          Master Lease Agreement between General Electric Capital
               Corporation and High Speed Access Corp. dated December 29, 2000.

21.1           Subsidiaries of the Registrant.

23.1           Consent of PricewaterhouseCoopers LLP.