Form 10-K/A
period 2000-12-31
HIGH SPEED ACCESS CORP
filed 2001-04-30
CIK 1075244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                 AMENDMENT NO. 1

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2000
                           -----------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-26153
                       ---------

                             HIGH SPEED ACCESS CORP.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                               61-1324009
     ---------------------------------      ------------------------------------
       (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

10901 WEST TOLLER DRIVE, LITTLETON, COLORADO               80127
--------------------------------------------            ----------
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code (720) 922-2500
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered
       ----------------------                 ---------------------------
                NONE                                      NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01
                                                            PAR VALUE
                                                            -------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES AS OF MARCH 19, 2001 $38,341,272

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE, AS OF APRIL 15, 2001: 58,572,128 SHARES
                                                          -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         The purpose of this amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 (the "Form 10-K"). The amended and restated items are as follows:

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF HIGH SPEED ACCESS CORP.

         The following table sets forth certain information concerning our directors as of April 30, 2001:

                                                Director Until Annual Meeting
Name                            Age             Meeting of Stockholders In
----                            ---             --------------------------

Michael E. Gellert              69                         2001
Jerald L. Kent                  44                         2001
Daniel J. O'Brien               42                         2001
David A. Jones, Jr.             43                         2002
Robert S. Saunders              49                         2002
William D. Savoy                36                         2002
Irving W. Bailey, II            59                         2003
Stephen E. Silva                41                         2003

         Michael E. Gellert has been a director of the Company since April 1998. Since 1967, Mr. Gellert has served as a General Partner of Windcrest Partners, a private investment company. Mr. Gellert is a director of Devon Energy Corp., Six Flags, Inc., Humana Inc., Seacor Smit Inc., Smith Barney World Funds, Smith Barney Worldwide Securities Ltd. and Smith Barney Worldwide Special Fund NV.

         Jerald L. Kent has been a director of the Company since January 1999. Mr. Kent is the President, Chief Executive Officer and a director of Charter Communications, Inc., and has served in various executive capacities at Charter since 1993. Mr. Kent is also a director of Cable Television Laboratories, Inc., digeo inc., Com21, Inc. and C-Span.

         Daniel J. O'Brien, the Company's President and Chief Executive Officer, has been a director since September 2000. Mr. O'Brien joined the Company as Chief Operating Officer in October 1999 and was named President in November 1999 and Chief Executive Officer in February 2000. From 1995 to October 1999, Mr. O'Brien was President and Chief Operating Officer of Primestar, Inc. and previously served as President of Time Warner Satellite Services.

         David A. Jones, Jr. has served as Chairman of the Board and a director of the Company since April 1998. Since 1994, Mr. Jones has been Chairman of Chrysalis Ventures, a private equity management firm. Mr. Jones also serves as Vice Chairman and a director of Humana, Inc., and as a director of MidAmerica Bancorp, Inc. and TeleCorp PCS, Inc.

         Robert S. Saunders has served as Vice Chairman of the Board and a director of the Company since April 1998. Mr. Saunders has been Senior Managing Director of Chrysalis Ventures, a private equity management firm, since 1997. From 1993 to 1997, Mr. Saunders served as Managing Director and Chief Planning Officer for Providian Capital Management.

         William D. Savoy has served as a director of the Company since January 1999. Mr. Savoy currently serves as President of Vulcan Ventures Incorporated, and has served as President of Vulcan Northwest, Inc. since January 1990. Mr. Savoy is a director of Charter Communications, Inc., drugstore.com, InfoSpace, Inc., Metricom, Inc., Telescan, Inc., USA Networks, Inc., Peregrine Systems, Inc. and RCN Corporation.

         Irving W. Bailey, II has been a director of the Company since April 1998. Mr. Bailey currently serves as President of Bailey Capital Corporation, a private investment company, and has held this position since 1997. He also served in various executive capacities with Providian Corporation from 1981 to 1997, including as Chairman and Chief Executive Officer from 1988 to 1997. Mr. Bailey is also a director of Computer Sciences Corporation.

         Stephen E. Silva has been a director of the Company since January 1999. Since September 1999, Mr. Silva has served as Senior Vice President, Corporate Development and Technology of Charter Communications, Inc. Mr. Silva joined Charter Communications in April 1995 and during that time has served as Director of Billing Services, Vice President - Information Services, and Vice President - Corporate Development and Technology. Mr. Silva is also a director of Diva Systems Corporation.

EXECUTIVE OFFICERS OF HIGH SPEED ACCESS CORP.

         The following table sets forth certain information concerning our executive officers other than Mr. O'Brien, our President and Chief Executive Officer. The executive officers serve at the pleasure of the Board of Directors and the Chief Executive Officer.

Name                          Age              Positions with the Company
----                          ---              --------------------------

Gregory G. Hodges             42               Chief Operating Officer
George E. Willett             39               Chief Financial Officer
Charles E. Richardson III     47               Vice President, General Counsel and Secretary

         Gregory G. Hodges has been Chief Operating Officer of the Company since October 2000. From 1993 to October 2000, Mr. Hodges was a financial and general business consultant. During this time, he functioned as interim chief operating officer and interim chief financial officer for Hardy Petroleum, Inc, and QuickPen International Corp. He also functioned as interim chief executive officer and interim chief financial officer of The Quest Alliance.

         George E. Willett was appointed as Chief Financial Officer of the Company in June 1998. From 1997 to 1998, Mr. Willett served as Chief Financial Officer of American Pathology Resources, Inc. and, from 1994 to 1998, as Chief Financial Officer of Regent Communications, Inc., a radio station holding company.

         Charles E. Richardson III has served as Vice President, General Counsel and Secretary of the Company since December 2000. From August 2000 to December 2000, Mr. Richardson served as General Counsel and Chief Administration Officer of Digital Chainsaw, Inc. and from January 2000 to August 2000 he served as Executive Vice President and General Counsel of Digital Chainsaw, Inc. From 1997 to January 2000, Mr. Richardson served as General Counsel and Chief Legal Officer of Birmingham Steel Corporation. From 1996 to 1997, Mr. Richardson was a Research Scholar at Yale University and Berkeley Episcopal Divinity School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2000 all Section 16(a) filing requirements applicable to its current officers and directors were complied with on a timely basis. Ferris Perry and Cheryl Rowles-Stokes, former employees of the Company who were Section 16(a) reporting persons prior to the termination of their employment, made late Form 5 filings for the year ended December 31, 2000.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth for the year ended December 31, 2000 the compensation received by our Chief Executive Officer and the other four most highly compensated officers of the Company based on salary and bonus for the year ended December 31, 2000 (the "Named Officers").

                                                                          Long-Term Compensation
                                                                                   Awards
                                                                        --------------------------
                                              Annual Compensation       Restricted      Securities
                                           -------------------------    Stock Award     Underlying        All Other
Name and Principal Position      Year      Salary ($)    Bonus($)(1)        ($)         Options(#)    Compensation ($)
---------------------------      ----      ----------    -----------    -----------     ----------    ----------------

Daniel J. O'Brien                2000      412,500        250,000(2)     518,760(3)      850,000           2,265(4)
  President and Chief            1999       75,000(5)          --                        750,000           1,719(4)
  Executive Officer

Richard George                   2000      150,000        105,537             --          57,500              --
  Chief Operating Officer,
  HSA International, Inc.

Michael Mossman                  2000      175,625         69,016             --          37,501              --
  Chief Services Officer

George E. Willett                2000      135,208        105,000             --          29,063              --
  Chief Financial Officer        1999      103,529         51,562             --          77,500              --

John G. Hundley                  2000      135,208         91,678             --          22,500              --
  Senior Vice President,         1999      103,529         51,562             --          45,500              --
  Business Development

----------

(1) Amount shown for 2000 includes bonuses earned in fiscal year 2000 and paid in fiscal year 2001.

(2) Amount shown for 2000 includes a $250,000 bonus paid in October 2000 per Mr. O'Brien's Employment Agreement dated November 10, 2000.

(3) The value of the restricted stock award to Mr. O'Brien is calculated based on the closing sales price of the Company's common stock as reported on the Nasdaq National Market on the date of grant. The value of the shares was $212,500 based on the fair market value of the Company's common stock as of December 29, 2000 (the last trading day of the year). The shares will vest on June 6, 2003 if Mr. O'Brien is still employed by the Company on said date. Although the Company does not presently pay cash dividends with respect to its common stock, Mr. O'Brien will receive any cash dividends which are paid with respect to such shares.

(4) Represents insurance premiums paid by the Company during 2000 and 1999 with respect to term life insurance for the benefit of Mr. O'Brien.

(5) Amount shown for 1999 for Mr. O'Brien represents base salary paid after he commenced employment with the Company on October 1, 1999.

OPTION GRANTS IN 2000

         The following table provides information with respect to the Named Officers concerning options granted during 2000:

                                                                                  Potential Realized Value at
                         Number of   Percent of                                     Assumed Annual Rates of
                        Securities     Total                                                 Stock
                        Underlying    Options                                    Price Appreciation for Option
                         Options     Granted to     Exercise                                Term (3)
                         Granted     Employees        Price      Expiration      -----------------------------
Name                      (#)(1)      in 2000     ($/share)(2)      Date           5%($)               10%($)
----                    ----------   ----------   ------------   ----------      ---------           ---------

Daniel J. O'Brien        850,000       15.6%          2.88        11/09/10       1,512,482           3,571,751

Richard George            20,000        0.4%         20.75        02/07/10         232,153             568,642

                          37,500        0.7%          7.88        06/06/10         172,777             416,259

Michael Mossman           37,501        0.7%          7.88        06/06/10         172,781             416,270

George E. Willett         29,063        0.5%          7.88        06/06/10         133,904             322,606

John G. Hundley           22,500        0.4%          7.88        06/06/10         103,666             249,755

----------

(1) Represents options granted under the 1999 Stock Option Plan. Each option granted has a term of 10 years. Options granted under the 1999 Stock Option Plan prior to June 6, 2000, vest and become exercisable at the rate of 25% per year of employment completed from the date of grant. Options granted under the 1999 Stock Option Plan on June 6, 2000, and thereafter, vest and become exercisable at the rate of 6.25% for every three months of employment completed from the date of grant.

(2) All options were granted at the closing sales price for the common stock as reported on the Nasdaq National Market on the date of grant.

(3) The dollar amounts under these columns are the results of calculations at the 5% and 10% rates required by applicable regulations of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the common stock price. Assumes all options are exercised at the end of their respective terms. Actual gains, if any, on stock options exercised depends on the future performance of the common stock and overall market conditions, as well as the optionee's continued employment through the vesting period. The amounts reflected in this table may not be achieved.

AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on the year-end values of unexercised options for the Named Officers. No Named Officer exercised stock options during the year ended December 31, 2000.

                      Number of Securities Underlying
                       Unexercised Options at Fiscal    Value of Unexercised Options at
                                Year-End(#)                  Fiscal Year-End ($)(1)
                      -------------------------------   -------------------------------
Name                  Exercisable       Unexercisable   Exercisable       Unexercisable
----                  -----------       -------------   -----------       -------------

Daniel J. O'Brien       187,500           1,412,500            --              --
Richard George           12,187              75,313            --              --
Michael Mossman          17,186              70,315            --              --
George E. Willett        90,819              54,494        15,984              --
John G. Hundley          10,312              42,188            --              --

----------

(1) Based on the market value of the underlying securities of $1.0625 at December 31, 2000 minus the exercise price of the options.

DIRECTOR COMPENSATION

         Directors do not currently receive cash compensation for service on the Board or any committee of the Board, but directors may be reimbursed for their reasonable expenses incurred in connection with attendance at Board and committee meetings.

         Directors who are not employees of the Company or its subsidiaries receive automatic grants of stock options under our 1999 Non-Employee Director Stock Option Plan. Under the plan, each non-employee director received an option to purchase 27,125 shares of Common Stock in January 1999. Such options were granted at fair market value on the date of grant and vested immediately. In January 2000, each director received an option to purchase 11,625 shares of Common Stock that vest over a period of four years. All options granted to non-employee directors have an exercise price equal to the fair market value of the common stock on the grant date, and have a term of ten years.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

         The Company entered into a new employment agreement with Daniel J. O'Brien, the Company's President and Chief Executive Officer, as of November 10, 2000. Under this agreement, Mr. O'Brien is entitled to a base salary of $41,667 per month, which may be increased from time to time by the directors. Mr. O'Brien also received a $250,000 cash bonus on October 1, 2000 and a $250,000 cash bonus in April 2001 pursuant to the employment agreement. Under the agreement, Mr. O'Brien received a total of 850,000 options in 2000, and will receive 100,000 additional options on each of October 1, 2001 and October 1, 2002. All of the options have an exercise price equal to the fair market value on the date of grant and vest over a period of four years. The agreement provides that if Mr. O'Brien's employment is terminated or constructively terminated without cause within 12 months after a change in control, his options will vest immediately upon his termination.

         Under the employment agreement, the Company agreed to purchase and maintain a $2,000,000 term life insurance policy payable to Mr. O'Brien's beneficiary on his death and to reimburse Mr. O'Brien up to $5,000 annually for financial and tax planning expenses. In addition, Mr. O'Brien may participate in any retirement, medical, dental and welfare plans, life and disability insurance coverages and other benefit plans afforded to employees by the Company.

         Under the employment agreement, Mr. O'Brien's employment with the Company is "at-will" and may be terminated by either party at any time, with or without cause. If Mr. O'Brien's employment with the Company is terminated or constructively terminated by the Company without cause, Mr. O'Brien will be entitled to twelve months severance benefits provided that Mr. O'Brien complies with his non-competition obligations under the agreement.

         Under a Restricted Stock Agreement between the Company and Mr. O'Brien, Mr. O'Brien received 200,000 shares of restricted stock in 2000. The restrictions lapse on June 6, 2003 if Mr. O'Brien is still employed by the Company on that date. The restrictions will lapse immediately if Mr. O'Brien's employment is terminated or constructively terminated within 12 months after a change in control.

         The Company also entered into an Amended and Restated Stock Option Agreement with Mr. O'Brien with respect to the option to acquire 750,000 shares that Mr. O'Brien received in 1999. These options vest over a four-year period and their exercise price is equal to the fair market value of the shares on the date of grant. The agreement provides that if Mr. O'Brien is terminated or constructively terminated by the Company without cause within the 12 month period following a change in control, the options will vest immediately.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of five directors who are not employees of the Company or any of its subsidiaries. The current members of the Committee are Mr. Bailey, Mr. Gellert, Mr. Jones, Mr. Saunders and Mr. Silva. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the number of shares of the Company's two outstanding classes of stock beneficially owned as of April 15, 2001, by each person who is known by us to own beneficially more than 5% of either class, each of the directors and nominees, each of the officers named in the Summary Compensation Table below, and all directors and executive officers as a group.

                                                       Shares of Class
                                                      Beneficially Owned
           Name and Address of                     ------------------------
            Beneficial Owner                         Number      Percent(1)
           -------------------                     ----------    ----------

SERIES D PREFERRED STOCK

Vulcan Ventures Incorporated(2)                        38,000       50.7%
   110 110th Avenue, N.E
   Bellevue, Washington 98004
Charter Communications Ventures, LLC                   37,000       49.3%
   1244 Powerscourt Drive, Suite 100
   St. Louis, Missouri 63131
Paul G. Allen(2)                                       75,000        100%
   110 110th Avenue, N.E
   Bellevue, Washington 98004
William D. Savoy(3)                                    38,000       50.7%

COMMON STOCK

Vulcan Ventures Incorporated(4)                    27,793,745       37.8%
   110 110th Avenue, N.E
   Bellevue, Washington 98004
Charter Communications Ventures, LLC(4)             9,020,124       12.0%
   1244 Powerscourt Drive, Suite 100
   St. Louis, Missouri 63131
Paul G. Allen(4)                                   36,813,869       49.0%
   110 110th Avenue, N.E
   Bellevue, Washington 98004
Irving W. Bailey, II(5)                             1,359,831        1.8%
Michael E. Gellert(6)                                 568,572          *
David A. Jones, Jr.(7)                              2,082,510        2.8%
Jerald L. Kent(8)                                      38,031          *
Robert S. Saunders(9)                                 463,895          *
William D. Savoy(10)                               27,823,776       37.8%
Stephen E. Silva(11)                                   49,281          *
Daniel J. O'Brien(12)                                 513,750          *
Richard George(13)                                     29,375          *
Michael Mossman(14)                                    21,873          *
John G. Hundley(15)                                    27,656          *
George E. Willett(16)                                 105,790          *
Directors and executive officers
   as a group (14 persons)(17)                     33,084,340       44.5%

------------
*Less than 1%

(1) Based on 75,000 shares of Series D Preferred Stock outstanding as of April 15, 2001, and 58,572,128 shares of common stock outstanding as of April 15, 2001. For the purpose of computing the percentage of outstanding shares of common stock held by each person as of April 15, 2001, the 14,943,960 shares of common stock into which the 75,000 outstanding shares of Series D Preferred Stock may be converted are deemed to be outstanding. Shares which a person has the right to acquire pursuant to options or warrants within sixty days after April 15, 2001 are deemed to be outstanding for the purposes of computing the percentage for such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2) Based on information set forth in Schedule 13D (Amendment No. 4) filed on December 13, 2000 by Vulcan Ventures Incorporated ("Vulcan"), Charter Communications Ventures, LLC ("Charter Ventures"), Charter Communications Holdings, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc. ("Charter Communications") and Paul
         G. Allen, the sole shareholder of Vulcan and the Chairman of Charter Communications. Mr. Allen's reported holdings include the shares held by both Vulcan and Charter Ventures.

(3) Consists of 38,000 shares held of record by Vulcan, of which Mr. Savoy is President.

(4) Based on information set forth in Schedule 13D (Amendment No. 4) filed on December 13, 2000 by Vulcan, Charter Ventures, Charter Communications and Paul G. Allen, the sole shareholder of Vulcan and the Chairman of Charter Communications. Vulcan's reported holdings include 7,571,606 shares of common stock which may be acquired upon the conversion of 38,000 shares of Series D Preferred Stock held by Vulcan. Vulcan's reported holdings do not include any shares held by Charter Ventures or Charter Communications. Charter Ventures' reported holdings consist of 7,372,354 shares of common stock which may be acquired upon the conversion of 37,000 shares of Series D Preferred Stock held by Charter Ventures and 1,647,770 shares of common stock which Charter Communications, an affiliate of Charter Ventures, has the right to acquire upon the exercise of outstanding warrants. Mr. Allen's reported holdings include the shares reported as held by both Vulcan and Charter Ventures.

(5) Includes 4,800 shares held by Mr. Bailey's wife, 19,000 shares held by the Beauregard Foundation, of which Mr. Bailey is President, and 30,031 shares that Mr. Bailey may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(6) Includes 173,515 shares held by Mr. Gellert's wife and 30,031 shares that Mr. Gellert may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(7) Includes 1,527,106 shares held by a partnership with respect to which Mr. Jones shares voting and dispositive power, 1,540 shares held by Mr. Jones' wife as custodian under the Uniform Gift to Minors' Act, 13,143 shares held by Chrysalis Ventures, of which Mr. Jones is Chairman, 164 shares held by CV Holdings, Inc., an affiliate of Chrysalis Ventures, and 30,031 shares that Mr. Jones may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(8) Includes 30,031 shares that Mr. Kent may acquire upon exercise of options exercisable within 60 days of April 15, 2001. Does not include warrants to acquire 1,647,770 shares held by Charter Communications, Inc. of which Mr. Kent is the President and CEO. Mr. Kent disclaims beneficial ownership of the warrants held by Charter Communications, Inc.

(9) Includes 115,526 shares held by Saunders Capital, LLC, 98,834 shares held by Saunders Capital Profit Sharing Plan, 400 shares held by Mr. Saunders' wife, 1,500 shares held by Mr. Saunders' children and 30,031 shares that Mr. Saunders may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(10) Consists of 30,031 shares that Mr. Savoy may acquire upon exercise of options exercisable within 60 days of April 15, 2001, and 27,793,745 shares reported as held by Vulcan, of which Mr. Savoy is the President.

(11) Includes 30,031 shares that Mr. Silva may acquire upon exercise of options exercisable within 60 days of April 15, 2001. Does not include warrants to acquire 1,647,770 shares held by Charter Communications, Inc. of which Mr. Silva is Senior Vice President. Mr. Silva disclaims beneficial ownership of the warrants held by Charter Communications, Inc.

(12) Includes 200,000 shares of restricted stock subject to forfeiture and 293,750 shares that Mr. O'Brien may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(13) Consists of 29,375 shares that Mr. George may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(14) Consists of 21,873 shares that Mr. Mossman may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(15) Consists of 3,380 shares held in Mr. Hundley's IRA, 1,230 shares held by Mr. Hundley's wife, 765 shares held by Mr. Hundley as custodian under the Uniform Gift to Minors Act and 22,281 shares that Mr. Hundley may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(16) Includes 104,140 shares that Mr. Willett may acquire upon exercise of options exercisable within 60 days of April 15, 2001.

(17) Includes shares of restricted stock and shares that the directors and executive officers may acquire upon exercise of options exercisable within 60 days of April 15, 2001.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Paul G. Allen, the sole stockholder of Vulcan Ventures Incorporated ("Vulcan") and the Chairman of Charter Communications Ventures, LLC, beneficially owns approximately 49.0% of the Company's common stock (including conversion rights) and 100% of the Company's Series D Preferred Stock. Vulcan beneficially owns approximately 37.8% of the Company's Common Stock (including conversion rights) and 50.7% of the Company's Series D Preferred Stock. Mr. Savoy, a director of the Company, is the President of Vulcan and a director of Charter Communications, Inc. Mr. Kent, a director of the Company, is the President, Chief Executive Officer and a director of Charter Communications, Inc. Mr. Silva, a director of the Company, is the Senior Vice President - Corporate Development and Technology, of Charter Communications, Inc.

         In November 1998, the Company entered into a systems access and investment agreement with Vulcan and Charter Communications, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, the Company agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if the Company sells equipment to a subscriber, the Company pays Charter 50% of the gross profit the Company receives from the sale. In 2000, the Company paid Charter $2.6 million under these agreements.

         In May 2000, the Company entered into a network services agreement with Charter Communications under which the Company provides customer service, network operating, monitoring and certain other services to Charter cable systems containing not less than 5,000,000 homes passed. The agreement is for a five-year term renewable for additional five-year terms at Charter's option. In 2000, the Company received payments totaling $1.0 million under the Agreement. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. In 2000, the Company paid $3.8 million in launch fees to Charter.

         In connection with the May 2000 network services agreement, the Company and Charter entered into an amended and restated warrant under which Charter may purchase up to 12,000,000 shares of the Company's common stock at an exercise price of $3.23 per share and which terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of
1.55 shares for each home passed committed to the Company by Charter (in excess of 750,000 homes passed, which threshold has been met) under the network services agreement entered into by Charter and the Company in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to the Company by Charter under the network services agreement entered into in May 2000 for up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of the Company's common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed. The Company's significant commercial relationship with Charter means that Charter's interests are not necessarily aligned with those of the Company's other stockholders.

         Additionally, the Company recognized revenue of $0.6 million under the agreement, representing engineering and other network related fees. The Company also accrued $1.9 million of reimbursable operating expenses, primarily connectivity costs for network services systems. In addition, Charter purchased from the Company network services equipment and reimbursed the Company for operating expenses in these systems for a total of $3.1 million. Charter paid a total of $3.9 million for these items in 2000.

         Pursuant to the programming content agreement with Vulcan, Vulcan has the right to require the Company to carry, on an exclusive basis in all cable systems the Company serves, content it designates. Vulcan content may include start-up and related web pages, electronic programming guides, other multimedia information and telephony services. The Company will not share in any revenues Vulcan may earn through the content or telephony services it provides. Vulcan has the right to prohibit the Company from providing content or telephony services that compete with Vulcan content. Vulcan's ability to prohibit the Company from providing content and telephony services means that Vulcan's interests are not necessarily aligned with those of the Company's other stockholders.

         In October 2000, the Company entered into a stock purchase agreement with Vulcan and Charter Communications Ventures, LLC for the sale of 75,000 shares of the Company's Series D Preferred Stock. Vulcan purchased 38,000 shares for a purchase price of $38,000,000 and Charter Communications Ventures purchased 37,000 shares for a purchase price of $37,000,000. Each share of Series D Preferred Stock has a liquidation preference of $1,000 plus the amount of all declared but unpaid dividends on the Series D

Preferred Stock. Each share of Series D Preferred Stock may be converted into that number of shares of the Company's common stock calculated by dividing the liquidation preference by the conversion price per share. The conversion price per share is $5.01875 subject to adjustment in the event of dividends, distributions or certain other corporate events. Thus, each share of Series D Preferred Stock can initially be converted into approximately 199.25 shares of common stock. With respect to matters submitted to a vote of the stockholders, the holders of the Series D Preferred Stock have the right to one vote for each share of common stock into which their Series D Preferred Stock may be converted. In addition, so long as Charter and Vulcan beneficially own a certain percentage of the Series D Preferred Stock and the common stock, they have the right to elect, voting as a separate class, that number of directors equal to the product of the total number of directors on the board of directors multiplied by the percentage of the Company's common stock owned by Charter and Vulcan collectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HIGH SPEED ACCESS CORP.

                             By:             /s/ Daniel J. O'Brien
                                 -----------------------------------------------
                                               Daniel J. O'Brien
                                 President, Chief Executive Officer and Director

Date: April 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                                           Title                              Date
              ---------                                           -----                              ----

            /s/ Daniel J. O'Brien                       President, Chief Executive              April 30, 2001
--------------------------------------------               Officer and Director
              Daniel J. O'Brien                        (Principal Executive Officer)

            /s/ George E. Willett                         Chief Financial Officer               April 30, 2001
--------------------------------------------           (Principal Financial Officer)
              George E. Willett

             /s/ John F. Miller                         Vice President, Controller              April 30, 2001
--------------------------------------------          (Principal Accounting Officer)
               John F. Miller

           /s/ David A. Jones, Jr.                          Director, Chairman                  April 30, 2001
--------------------------------------------
             David A. Jones, Jr.

           /s/ Robert S. Saunders                         Director, Vice Chairman               April 30, 2001
--------------------------------------------
             Robert S. Saunders

          /s/ Irving W. Bailey, II                               Director                       April 30, 2001
--------------------------------------------
            Irving W. Bailey, II

           /s/ Michael E. Gellert                                Director                       April 30, 2001
--------------------------------------------
             Michael E. Gellert

             /s/ Jerald L. Kent                                  Director                       April 30, 2001
--------------------------------------------
               Jerald L. Kent

            /s/ William D. Savoy                                 Director                       April 30, 2001
--------------------------------------------
              William D. Savoy