Form 10-Q
period 2001-03-31
HIGH SPEED ACCESS CORP
filed 2001-05-15
CIK 1075244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 000-26153

                                 ---------------

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

                                YES [X]  NO [ ]

Number of shares of Common Stock outstanding as of April 30, 2001...58,809,052

                                      INDEX

                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
        December 31, 2000                                                                              3

        Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2001 and 2000 (Unaudited)                                               4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2001 and 2000 (Unaudited)                                         5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                               6

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations      8

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                25

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                                         25

   Item 2 - Changes in Securities and Use of Proceeds                                                 25

   Item 3 - Defaults upon Senior Securities                                                           26

   Item 4 - Submission of Matters to a Vote of Security Holders                                       26

   Item 5 - Other Information                                                                         26

   Item 6 - Exhibits and Reports on Form 8-K                                                          26

   Signatures                                                                                         27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                  2001              2000
                                                                                              --------------    -------------
                                                                                               (UNAUDITED)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                               $      84,625     $    114,847
      Short-term investments                                                                          7,065           15,698
      Accounts receivable, net of allowance for doubtful accounts of $464
        and $296, respectively                                                                        2,897            2,087
      Prepaid expenses and other current assets                                                       3,766            3,818
                                                                                              --------------    -------------

             Total current assets                                                                    98,353          136,450

Property, equipment and improvements, net                                                            60,095           63,008
Intangible assets, net                                                                                3,820            4,197
Deferred distribution agreement costs, net                                                           12,880           11,783
Other non-current assets                                                                              5,270            4,269
                                                                                              --------------    -------------

             Total assets                                                                     $     180,418     $    219,707
                                                                                              ==============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                        $      11,865     $     15,395
      Accrued compensation and related expenses                                                       4,468            6,757
      Other current liabilities                                                                       9,720            9,073
      Long-term debt, current portion                                                                 2,709            2,633
      Capital lease obligations, current portion                                                      8,050            7,790
                                                                                              --------------    -------------

             Total current liabilities                                                               36,812           41,648

Long-term debt                                                                                        1,731            2,313
Capital lease obligations                                                                             9,475           11,380
                                                                                              --------------    -------------

             Total liabilities                                                                       48,018           55,341
                                                                                              --------------    -------------

Commitments and contingencies

Stockholders' equity:

      Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized, 75,000 shares issued and
      outstanding at March 31, 2001 and December 31, 2000                                                 1                1

      Common stock, $.01 par value, 400,000,000 shares authorized, 58,684,052
      shares issued and outstanding at March 31, 2001 and December 31, 2000                             587              587

      Class A common stock, 100,000,000 shares authorized, none issued
      and outstanding                                                                                     -                -

      Additional paid-in capital                                                                    738,916          737,215

      Deferred compensation                                                                            (636)            (713)

      Accumulated deficit                                                                          (606,607)        (573,217)

      Accumulated other comprehensive income                                                            139              493
                                                                                              --------------    -------------

             Total stockholders' equity                                                             132,400          164,366
                                                                                              --------------    -------------

             Total liabilities and stockholders' equity                                       $     180,418     $    219,707
                                                                                              ==============    =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                2001              2000
                                                                           ---------------   ---------------


Net revenue                                                                $        7,004    $        1,994

Costs and expenses:
  Operating                                                                        22,097            15,946
  Engineering                                                                       7,279             4,912
  Sales and marketing                                                               4,634             6,216

  General and administrative:
    Non-cash compensation expense from stock options, warrants and
       restricted stock                                                                77                24
    Amortization of distribution agreement costs                                      604               225
    Other general and administrative expenses                                       6,471             4,033
                                                                           ---------------   ---------------

       Total general and administrative                                             7,152             4,282
                                                                           ---------------   ---------------

         Total costs and expenses                                                  41,162            31,356
                                                                           ---------------   ---------------

Loss from operations                                                              (34,158)          (29,362)
Investment income                                                                   1,417             2,125
Interest expense                                                                     (649)             (490)
                                                                           ---------------   ---------------

Net loss available to common stockholders                                  $      (33,390)   $      (27,727)
                                                                           ===============   ===============


Basic and diluted net loss available to common stockholders per share      $        (0.57)   $        (0.51)
                                                                           ===============   ===============

Weighted average shares used in computation of basic and diluted net loss
  available to common stockholders per share                                   58,684,052         54,329,031


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                               2001             2000
                                                                                           -------------    ------------

OPERATING ACTIVITIES

Net loss                                                                                   $    (33,390)    $   (27,727)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                            9,128           3,603
         Non-cash compensation expense from stock options, warrants and  restricted stock            77              24
         Amortization of distribution agreement costs                                               604             225
         Changes in operating assets and liabilities
             Accounts receivable                                                                   (810)           (213)
             Prepaid expenses and other current assets                                               52             342
             Other non-current assets                                                            (1,001)           (321)
             Accounts payable                                                                    (6,657)         (1,482)
             Accrued compensation and related expenses                                           (2,289)           (871)
             Other current liabilities                                                              647           2,214
                                                                                           -------------    ------------

Net cash used in operating activities                                                           (33,639)        (24,206)
                                                                                           -------------    ------------

INVESTING ACTIVITIES

     Purchases of short-term investments                                                         (1,534)        (65,883)
     Sales and maturities of short-term investments                                               9,813         101,483
     Purchases of property, equipment and improvements, net of leases                            (2,388)         (7,912)
                                                                                           -------------    ------------

Net cash provided by investing activities                                                         5,891          27,688
                                                                                           -------------    ------------

FINANCING ACTIVITIES

     Payments on capital lease obligations                                                       (1,968)         (2,443)
     Proceeds from long-term debt                                                                     -           1,213
     Payments on long-term debt                                                                    (506)           (414)
     Proceeds from exercise of stock options                                                          -             376
                                                                                           -------------    ------------

Net cash used by financing activities                                                            (2,474)         (1,268)
                                                                                           -------------    ------------


Net change in cash and cash equivalents                                                         (30,222)          2,214

Cash and cash equivalents, beginning of period                                                  114,847          53,310
                                                                                           -------------    ------------


Cash and cash equivalents, end of period                                                   $     84,625     $    55,524
                                                                                           =============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment acquired under capital leases                                               $        323     $       885
     Property and equipment purchases payable                                              $      1,403     $     6,543
     Warrants earned in connection with distribution agreements                            $      1,701     $         -

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY

   High Speed Access Corp. and its subsidiaries (hereinafter referred to as the Company, we, us, or our) provides high speed Internet access to residential and commercial end users primarily using cable modem technology. The Company focuses primarily on residential end users in exurban areas, although the Company has recently begun providing broadband services in some urban markets. The Company defines exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. The Company enters into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "turnkey" basis, as well as on an unbundled or "Network Services" basis. These services enable a cable system's customers to receive high speed Internet access.

   In exchange for providing the Company with access to its customers in the turnkey solution, we pay the cable operator a portion of the monthly fees received from an end user that subscribes to our services. In an unbundled or Network Services solution, we deliver fewer services and incur lower costs than a turnkey solution, but also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Under the Network Services solution, our cable partners will typically bill the end user and will remit to us our percentage of the revenue or the fixed fee. Network Services solutions have become a significant part of our business mix, and we anticipate this trend will continue.

   We intend to offer facilities-based Digital Subscriber Line ("DSL") Internet access services. Additionally, we are expanding our offering of services to include expanded web site hosting and a range of other value-added and ongoing support services, all primarily for small and medium enterprises ("SMEs"). We also intend to continue expanding our suite of core connectivity and related value-added services, both domestically and internationally, as broadband technology proliferates and additional services become viable. The Company also provides, on a limited basis, standard Internet access through traditional dial-up service to residential and SME customers.

BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

   The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

LIQUIDITY

   The Company has incurred losses from operations and negative cash flows from operating activities since April 3, 1998 ("Inception"), which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of March 31, 2001, the Company had $91.7 million of cash, cash equivalents and short-term investments which management believes are sufficient to meet the Company's cash needs in 2001. Management is closely monitoring the level of expenditures and cash commitments. Continued implementation of the Company's business plan will be dependent upon obtaining additional financing by no later than early 2002 to fund operations, to finance investments in equipment and corporate infrastructure needed for the Company's planned expansion, to enhance and expand the range of services the Company offers and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. Management is evaluating the availability of additional financing. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If additional financing is not available on acceptable terms, the Company will be forced to curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant amendments to the Company's current business plan including, but not limited to some or all of the following: a delay in further deployment of certain services, administrative and operating expense reductions, a reduction in planned capital expenditures, reduction of our sales and marketing efforts, sales of certain assets or sale of the Company.

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

NOTE 2 - ADOPTION OF ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133") as amended by SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recognized. The treatment of such gains or losses is dependent upon the type of exposure, if any, the derivative is designated to hedge. The Company adopted SFAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - LOSS PER SHARE

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

   Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and assuming conversion of preferred stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred stock for which conversion is assumed. The calculation of diluted net loss available to common stockholders per share excludes potential common shares if the effect is dilutive.

   Basic and diluted net loss available to common stockholders per share for the three months ended March 31, 2001 and 2000, were $0.57 and $0.51 based on weighted average shares outstanding of 58,684,052 and 54,329,031, respectively. Diluted loss available to common stockholders per share equals basic loss available to common stockholders per share because the assumed exercise of the Company's stock options and warrants and the assumed conversion of preferred stock are dilutive.

   Options and warrants to purchase 10,086,960 shares and 3,864,664 shares of common stock at March 31, 2001 and 2000, respectively, were excluded from the calculation of net loss available to common stockholders per share.

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

NOTE 4 - COMPREHENSIVE LOSS

   Comprehensive loss, comprised of net loss available to common stockholders and net unrealized holding gains and losses on investments, totaled $33.7 million and $28.2 million for the three months ended March 31, 2001 and 2000, respectively.

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

   In May 2000, the Company entered into a second Network Services agreement with Charter Communications, Inc. ("Charter"), a related party. Under this agreement, Charter committed to provide the Company exclusive right to provide Network Services related to the delivery of Internet access to homes passed in certain cable systems. We will provide Network Services, including system monitoring and security as well as call center support. Charter will receive the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it is not obligated to do so. Charter can terminate these exclusivity rights, on a system-by-system basis, if the Company fails to meet performance specifications or otherwise breaches the agreement. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms.

   In connection with the second Network Services agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the Network Services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the Network Services agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase .50 shares for each home passed in the systems for which the May 2000 agreement is renewed. With respect to each home passed, launched or intended to be launched on or before the second anniversary date of the second Network Services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. As of March 31, 2001, the Company has paid Charter approximately $4.8 million of launch fees related to launched systems or systems to be deployed in the near future. The launch fees paid will be amortized over the remaining term of the agreement.

   For the three months ended March 31, 2001, the Company recognized $3.5 million of revenue under these distribution agreements.

   As of March 31, 2001, various cable partners, including Charter, had earned 2,735,406 warrants under distribution agreements of which 508,641 of these warrants were earned at a cost of $1.7 million in the three months ended March 31, 2001. Deferred distribution agreement costs of $12.9 million, net of accumulated amortization of $3.4 million were recorded in conjunction with these warrants at March 31, 2001. Amortization of distribution agreement costs of $0.6 million and $0.2 million were recognized in the statement of operations for the three months ended March 31, 2001 and 2000, respectively. Additional deferred distribution agreement costs may be recorded and amortized in future periods should the cable partners earn the right to purchase additional common shares based on the number of homes passed committed to the Company. At March 31, 2001, there were 15,064,594 additional warrants available to be earned under distribution agreements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

   The Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any known actions will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 7 - BUSINESS DEVELOPMENTS

   In April 2001, the Company notified its cable partners that it intends to discontinue turnkey services in the majority of its one-way cable TV markets. The change, which will affect fewer than four percent of the Company's subscribers, may be accomplished by modifying the contractual relationship between the Company and the cable operator from turnkey services to Network Services or by terminating service in these markets. If service is terminated, the Company may incur certain termination fees and asset write-downs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

OVERVIEW

   We provide high speed Internet access to residential and commercial customers primarily via cable modems. We focus primarily on residential and commercial end users in exurban areas, although we have begun to provide broadband services in some urban markets. The Company defines exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. We enter into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "turnkey" basis as well as on an unbundled or "Network Services" basis. These services enable a cable system's customers to receive high speed Internet access.

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

   We also offer services to our cable partners on an unbundled or "Network Services" basis. In a Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically bill the end user and remit to us our percentage of the revenue or the fixed fee. In May 2000, the Company entered into a second Network Services agreement with Charter in which the Company has agreed to provide unbundled services. Network Services solutions have become a significant part of our business mix and we anticipate this trend will continue.

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

   We provided DSL Internet access on a limited basis through reseller arrangements. We terminated these DSL reseller agreements during the first quarter of 2001, but we intend to offer facilities-based DSL services in the future. DSL revenue was not a significant portion of total revenue during the three months ended March 31, 2001 or during 2000, but we anticipate that our business will become more dependent upon providing facilities-based DSL service to commercial customers in the future.

   We are also expanding our offering of services to include web site hosting and a range of other value-added and ongoing support services, all primarily for SMEs. We also intend to continue expanding our suite of core connectivity and related value-added services, both domestically and internationally, as broadband technology proliferates and additional services become viable.

   Our expenses consist of the following:

   - Operating costs, which consist primarily of salaries and related personnel expenses for customer care, field technical support and network operations center employees and web site design and development personnel; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. In one-way cable systems, where the end user transmits data back to the cable headend via a standard telephone line, we must support the telephone return path from the local telephone company's central office to the cable headend. Accordingly, we incur greater telecommunications costs in a one-way system than we incur in a two-way system. Consequently, the number of one-way systems in which we provide service will affect our operating margins. In April 2001, the Company notified certain cable partners that it intends to discontinue turnkey services in the majority of its one-way cable TV markets. The change, which will affect fewer than four percent of the Company's subscribers, may be accomplished by modifying the contractual relationship between the Company and the cable operator from turnkey services to Network Services or by terminating service in these markets. If service is terminated, the Company may incur certain termination fees and write-down of assets. We may also incur significant fees if we cancel our telecommunications contracts in advance of the expiration of the term of the contract. Many of our operating costs are relatively fixed in the short term. However, as we add new end users we hope to be able to spread these costs over a larger revenue base, and, accordingly, decrease our costs per subscriber and improve our operating margins.
   - Engineering expenses, which consist primarily of salaries and related costs for the development and support of our information systems; network design and installation of the telecommunications and data network hardware and software; system testing and project management expenses; allocated cost of facilities; and depreciation and maintenance on the equipment used in our engineering processes.
   - Sales and marketing expenses, which consist primarily of salaries and related personnel expenses, commissions, costs associated with the development and distribution of sales and marketing materials, the preparation of database market analytics, and direct mail and telemarketing expenses.
   - Non-cash compensation expense from stock options, warrants and restricted stock consists of the fair market value of our stock at the time of grant over the exercise price of the stock options granted to employees and directors amortized over the vesting period and the fair market value of non-distribution agreement warrants and restricted stock issued to employees amortized over the vesting period.
   - Amortization of distribution agreement costs, which relates to warrants issued to cable and strategic partners in connection with network services and other distribution related agreements, collectively referred to as distribution agreements. We measure the cost of warrants issued to cable and strategic partners based on the fair values of the warrants when earned by those partners. Because the fair value of the warrant is dependent to a large extent on the price of our common stock, the cost of warrants earned in the future may vary significantly. Costs of warrants granted in connection with distribution agreements are amortized over the term of the underlying agreement.
   - Other general and administrative expenses, which consist primarily of salaries for our executive, administrative, finance and human resource personnel; amortization of goodwill; and fees for professional services.

   Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. The factors that may contribute to fluctuations in our operations are set forth generally under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" and particularly in that section under the heading "Our Quarterly Operating Results Are Likely To Fluctuate Significantly And May Be Below Our Expectations And The Expectations Of Analysts And Investors". As a result of such factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

   Net revenue consists of net monthly subscription fees for cable modem-based and traditional dial-up Internet services, cable modem rental income, fees for engineering services provided to cable partners, international infrastructure services, monthly fees for web hosting services and overall strategic consulting. Total net revenue for the three months ended March 31, 2001 and 2000 was $7.0 million and $2.0 million respectively, an increase of $5.0 million.

For the quarters ending March 31, 2001 and 2000, revenue by product offering as a percentage of total net revenue was as follows:

                                                                                      % OF NET REVENUE
                                                                                     ------------------
                                                                                      2001        2000
                                                                                     ------      ------
                   Cable modem-based subscription fees - Turnkey                       33%         48%
                   Cable modem-based subscription fees - Network Services              24%          3%
                   Traditional dial-up service fees                                     7%         20%
                   Cable modem rental fees                                             17%         24%
                   Engineering services provided to cable partners                      5%          3%
                   International infrastructure services                                5%         --
                   Web hosting                                                          4%         --
                   Other revenue                                                        5%          2%
                                                                                      ----        ----
                                                                                      100%        100%
                                                                                      ====        ====

COSTS AND EXPENSES

   OPERATING. Operating costs for the three months ended March 31, 2001 and 2000 were $22.1 million and $15.9 million, respectively, an increase of $6.2 million. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our customer care department, additional personnel costs associated with the purchase of Digital Chainsaw ("Digital"), an increase in telecommunications expense from the rollout of our service to new markets, our larger subscriber base, additional depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers.

   ENGINEERING. Engineering expenses for the three months ended March 31, 2001 and 2000 were $7.3 million and $4.9 million, respectively, an increase of $2.4 million. The increase in engineering expenses resulted from the development and support of information systems, continued network design, system testing and project management for the evaluation of new equipment and possible new product offerings, including the offering of service via DSL, an increase in personnel and personnel-related costs for additional technical staff to support cable modem services and additional depreciation on capital equipment.

   SALES AND MARKETING. Sales and marketing expenses for the three months ended March 31, 2001 and 2000 were $4.6 million and $6.2 million, respectively, a decrease of $1.6 million. The decrease in sales and marketing expenses resulted primarily from lower direct advertising costs and lower marketing costs aimed at obtaining new cable partners.

   NON-CASH COMPENSATION EXPENSE FROM STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK. Non-cash compensation expense from stock options, warrants and restricted stock for the three months ended March 31, 2001 and 2000 was $77,000 and $24,000, respectively. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period, the amortization of common stock purchase warrants issued to contractors and the fair value of restricted stock amortized over the restriction period.

   AMORTIZATION OF DISTRIBUTION AGREEMENT COSTS. Amortization of distribution agreement costs for the three months ended March 31, 2001 and 2000 was $0.6 million and $0.2 million, respectively, an increase of $0.4 million. The costs consist of the amortization of the value of warrants earned under distribution agreements for commitments of homes passed. The Company had issued 2,735,406 and 198,744 warrants in connection with distribution agreements at March 31, 2001 and 2000, respectively. We expect to incur additional material non-cash charges related to further issuance of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and will recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

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

   OTHER GENERAL AND ADMINISTRATIVE. Other general and administrative expenses for the three months ended March 31, 2001 and 2000 were $6.5 million and $4.0 million, respectively, an increase of $2.5 million. The increase in other general and administrative expenses resulted from severance costs associated with the termination of certain employees, additional personnel and personnel related costs to administer the procurement, accounting and finance functions, as well as additional depreciation on capital equipment and amortization of intangible assets associated with the purchase of Digital.

   NET INVESTMENT INCOME. Net investment income for the three months ended March 31, 2001 and 2000 was $0.8 million and $1.6 million, respectively. The decrease in investment income for the three months ended March 31, 2001, is the result of lower investment balances during the first quarter of 2001. Net investment income represents interest earned on cash, cash equivalents and short-term investments.

   INCOME TAXES. At December 31, 2000, we accumulated net operating loss carryforwards for federal and state tax purposes of approximately $182.1 million which will expire beginning in 2018. At December 31, 2000, we had net deferred tax assets of $77.6 million relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the three months ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 2001, we had cash and cash equivalents of $84.6 million and short-term investments of $7.1 million, compared with $114.8 million of cash and cash equivalents and $15.7 million of short-term investments at December 31, 2000. We had significant negative cash flow from operating activities for the three months ended March 31, 2001. Cash used in operating activities for the three months ended March 31, 2001 was $33.6 million, caused primarily by a net loss of $33.4 million, an increase in current and non-current assets of $1.7 million, a decrease in accounts payable, accrued expenses and other current liabilities of $8.3 million, offset by non-cash expenses of $9.8 million.

   Cash provided by investing activities for the three months ended March 31, 2001 was $5.9 million, the result of sales and maturities of short-term investments of $9.8 million, offset by purchases of short-term investments of $1.5 million. Also, capital expenditures totaled $2.4 million for the three months ended March 31, 2001. The principal capital expenditures incurred during this period were for the purchase of cable modems and central network hardware and software, reflecting our expansion into new markets, and costs associated with the implementation of our billing and customer care systems.

   Cash used by financing activities for the three months ended March 31, 2001 was $2.5 million, comprised of net payments on capital lease obligations and long-term debt.

   We expect to experience substantial negative cash flow from operating activities and negative cash flow from investing activities for at least the next several years due to continued deployment of our services into new markets and the enhancement of our network and operations. Our future cash requirements will depend on a number of factors including:

   - The mix of services offered by us, including whether we provide our services on a turnkey or Network Services basis;
   - The pace of the rollout of our service to our cable partners, including the impact of substantial capital expenditures and related operating expenses;
   - The rate at which we enter into contracts with cable operators for additional systems;
   -  The rate at which end users subscribe to our services;
   -  Changes in revenue splits with our cable partners;
   -  Price competition in the Internet and cable industries;
   -  Capital expenditures and costs related to infrastructure expansion;
   - The rate at which our cable partners convert their systems from one-way to two-way systems;
   -  End user turnover rates;
   - Our ability to protect our systems from telecommunications failures, power loss and software-related system failures;
   - Changes in our operating expenses including, in particular, personnel expenses;
   - Our ability to offer DSL services through the acquisition of facilities-based DSL assets;
   -  The introduction of new products or services by us or our competitors; and
   - Economic conditions specific to the Internet and cable industries, as well as general economic and market conditions.

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

   Short-term investments are classified as available-for-sale and, as a result, are stated at fair value. Short-term investments are principally comprised of highly-liquid debt securities of corporations and the U.S. Government. We record changes in the fair market value of securities held for short-term investment as an equal adjustment to the carrying value of the security and stockholders' equity.

   LOAN FACILITIES. The Company has $3.9 million outstanding under various loan facilities and $0.5 million outstanding on a note payable to a related party at March 31, 2001. The related party note matured on and was paid on April 1, 2001. The interest rate on draws on the loan facilities ranged from 14.63% to 15.52% as of March 31, 2001.

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

   The Company has incurred losses from operations and negative cash flows from operating activities since Inception, which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of March 31, 2001, the Company had $91.7 million of cash, cash equivalents and short-term investments which management believes are sufficient to meet the Company's cash needs in 2001. Management is closely monitoring the level of expenditures and cash commitments. Continued implementation of the Company's business plan will be dependent upon obtaining additional financing by no later than early 2002 to fund operations, to finance investments in equipment and corporate infrastructure needed for the Company's planned expansion, to enhance and expand the range of services the Company offers and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. Management is evaluating the availability of additional financing. Such financing could involve the issuance, or deemed issuance, of additional shares of capital stock at a price below the conversion price of our convertible preferred stock held by Vulcan Ventures, Incorporated ("Vulcan") and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Our Convertible Preferred Stock Contains Anti-dilution Adjustments and Restrictions On Our Future Activities". There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If additional financing is not available on acceptable terms, the Company will be forced to curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant amendments to the Company's current business plan including, but not limited to some or all of the following: a delay in further deployment of certain services, administrative and operating expense reductions, a reduction in planned capital expenditures, reduction of our sales and marketing efforts, sales of certain assets or sale of the Company. Furthermore, additional equity or debt financing could give rise to any or all of the following:

   -  Additional dilution to our current stockholders;
   - The issuance of securities with rights, preferences or privileges senior to those of the existing holders of our common stock; and
   - The issuance of securities with covenants imposing restrictions on our operations.

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

ADOPTION OF ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133") as amended by SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recognized. The treatment of such gains or losses is dependent upon the type of exposure, if any, the derivative is designated to hedge. The Company adopted SFAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

   Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $254.7 million from

April 3, 1998 ("Inception") through March 31, 2001. Our limited operating history, the dynamic nature of our industry, changes in our business model and our ambitious growth plans make predicting our operating results, including operating expenses, difficult.

   We expect to incur substantial losses and experience substantial negative cash flow from operations for at least the next several years as we expand our business. The principal costs of expanding our business will include:

   - The costs of acquiring DSL facilities-based assets and the associated operating costs;
   -  Direct and indirect selling, marketing and promotional costs;
   - System operational expenses, including the lease of our Internet backbone, which has a traffic capacity in excess of our current needs;
   -  Costs incurred in connection with staffing levels to meet our growth;
   - The acquisition and installation of the equipment, software and telecommunications circuits necessary to enable our cable partners to offer our services or to add additional products and services; and
   - Costs in connection with acquisitions, divestitures, business alliances or changing technologies.

If any of these costs or expenses is not accompanied by an increase in revenues, then our business and financial results could be materially and adversely affected.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

   The Company has incurred losses from operations and negative cash flows from operating activities since Inception, which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of March 31, 2001, the Company had $91.7 million of cash, cash equivalents and short-term investments which management believes are sufficient to meet the Company's cash needs in 2001. Management is closely monitoring the level of expenditures and cash commitments. Continued implementation of the Company's business plan will be dependent upon obtaining additional financing by no later than early 2002 to fund operations, to finance investments in equipment and corporate infrastructure needed for the Company's planned expansion, to enhance and expand the range of services the Company offers and to respond to competitive pressures and perceived opportunities, such as investment, acquisition and international expansion activities. Management is evaluating the availability of additional financing. Such financing could involve the issuance, or deemed issuance, of additional shares of capital stock at a price below the conversion price of our Series D convertible preferred stock held by Vulcan and Charter, which would result in a downward adjustment of the conversion price. In the event of such an adjustment, the number of shares of common stock issuable upon conversion of the convertible preferred stock would be increased pursuant to the weighted average formula described below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Our Series D Convertible Preferred Stock Contains Anti-dilution Adjustments and Restrictions on our Future Activities". There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If additional financing is not available on acceptable terms, the Company will be forced to curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant amendments to the Company's current business plan including, but not limited to some or all of the following: a delay in further deployment of certain services, administrative and operating expense reductions, a reduction in planned capital expenditures, reduction of our sales and marketing efforts, sales of certain assets or sale of the Company. Furthermore, additional equity or debt financing could give rise to any or all of the following:

   -  Additional dilution to our current stockholders;
   - The issuance of securities with rights, preferences or privileges senior to those of the existing holders of our common stock; and
   - The issuance of securities with covenants imposing restrictions on our operations.

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

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OUR ABILITY TO ATTRACT AND RETAIN END USERS DEPENDS ON MANY FACTORS WE CANNOT CONTROL.

   Our ability to increase the number of our end users, and our ability to retain end users, will depend on a number of factors, many of which are beyond our control. These factors include:

   -  Our ability to enter into and retain agreements with cable operators;
   - The speed at which our cable partners acquire new end users in Network Services systems;
   - The speed at which we are able to deploy our services, particularly if we cannot obtain on a timely basis, the telecommunications circuitry necessary to connect DSL customers and cable headend equipment to the Internet;
   - The speed at which our competitors are able to deploy their service offerings;
   - Our success in marketing our connectivity, web hosting and other advanced services to new and existing end users;
   - Competition, including new entrants advertising free or lower-priced Internet access and/or alternative access technologies;
   - Whether our cable partners maintain their cable systems or upgrade their systems from one-way to two-way service;
   - Whether incumbent local exchange carriers maintain and upgrade their loops to support DSL services;
   -  The quality of the customer and technical support we provide; and
   -  The quality of the content we offer.

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

   Our revenues and expenses, and in particular our quarterly revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

   - The pace of the rollout of DSL services to end users and our cable modem service to our cable partners, including the impact of substantial capital expenditures and related operating expenses;
   - Whether and the rate at which we enter into contracts with cable operators for additional systems;
   - The rate at which new end users subscribe to our services, the rate at which these customers are installed and provisioned for service, and the rate at which we retain these customers, net of customers who disconnect;
   -  Changes in revenue splits with our cable partners;
   - Price competition in the Internet, telecommunications and cable industries;
   - The extent to which we provide Network Services, rather than turnkey access;
   -  Capital expenditures and costs related to infrastructure expansion;
   - The rate at which our cable partners convert their systems from one-way to two-way systems;
   - Our ability to protect our systems from telecommunications failures, power loss and software-related system failures;
   - Changes in our operating expenses including, in particular, personnel expenses;
   -  The success of our cost control measures;
   -  The introduction of new products or services by us or our competitors;
   -  Our ability to enter into strategic alliances with content providers; and
   - Economic conditions specific to the Internet and cable industries, as well as general economic and market conditions.

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

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

   Our largest cable partner is Charter. Charter is an affiliate of Vulcan, an affiliate of Microsoft co-founder Paul Allen, who may be deemed to beneficially own 49.0% of our outstanding common stock as of March 31, 2001, assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,559,351 warrants owned by Charter. We have entered into several agreements with Charter, including several Network Services agreements. The first Network Services agreement was entered into in November 1998 and the second in May 2000. Under both agreements, Charter has committed to provide us the exclusive right to provide network services related to the delivery of Internet access to homes passed in some cable systems.

   Under the May 2000 agreement, we will provide Network Services, including call center support for cable modem customers as well as network monitoring, troubleshooting and security services. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms. In a Network Services solution, we deliver fewer services and incur lower costs than in turnkey solutions, but will also earn a smaller percentage of the subscription revenue based on a fixed fee per subscriber. Under the November 1998 agreement, we have primarily provided turnkey services.

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

   The terms of the convertible preferred stock also place significant restrictions on our activities in the future. Among other things, these constraints will require us to:

   - Obtain the approval of Vulcan and Charter before declaring a dividend, entering into a merger, acquisition, consolidation, business combination, or other similar transaction, or issuing any debt or equity securities;
   - Provide Vulcan and Charter with a right of first refusal to purchase shares of stock, common or otherwise, that we may offer in the future; and
   - Offer and make available to Vulcan, Charter and their affiliates, licensing and business arrangements relating to our technologies, products and services, of any combination thereof, on terms and conditions at least as favorable as those agreed to with any third party at substantially the same level of purchase or other financial commitment.

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

ONE-WAY CABLE SYSTEMS INCREASE OUR OPERATING COSTS AND MAY NOT PROVIDE THE QUALITY NECESSARY TO ATTRACT CUSTOMERS.

   Although our service can operate in one-way cable systems where data can be transmitted at high speeds from the cable headend to the end user, the end user in a one-way system can only transmit data back to the cable headend via a standard phone line. Because we must support the telephone return component of the system, we incur higher operating costs in one-way systems. Presently, three-fourths of the systems where we are or will soon operate our services are two-way systems. Over time, we expect most, if not all, of our cable partners to upgrade and or rebuild their plants to provide increased bandwidth and two-way capabilities. We believe faster uploads and the elimination of phone line return costs make our service more valuable and may lead to higher customer penetration rates, which in turn benefits the cable operator through higher revenue. However, upgrading a cable system can be expensive and time-consuming for the cable operator. Delays in upgrading one-way cable plants also makes our services vulnerable to competition from alternative broadband technologies, and may make our cable partners vulnerable to overbuilds by competitors.

   Moreover, we do not require our cable partners to make these upgrades and they have no legal obligation to do so. Consequently, if our cable partners do not upgrade to two-way capability at the rate we anticipate, our financial results may be negatively affected.

   In April 2001, the Company notified its cable partners that it intends to discontinue turnkey services in the majority of its one-way cable TV markets. The change, which will affect fewer than four percent of the Company's subscribers, may be accomplished by modifying the contractual relationship between the Company and the cable operator from turnkey services to Network Services or by terminating service in these markets. If service is terminated, the Company may incur certain termination fees and write-down of assets.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH PLANS.

   To manage our anticipated growth, we must continue to implement and improve our operational, financial and management information systems; hire, train and retain additional qualified personnel; continue to expand and upgrade core technologies; and effectively manage our relationships with our end users, suppliers and other third parties. Our expansion could place a significant strain on our current services and support operations, sales and administrative personnel, and other resources. While we believe that we generally have adequate controls and procedures in place for our current operations, our billing software is not adequate to meet our growth plans. We are in the process of replacing our billing software with an integrated billing and customer care software system that we believe is capable of meeting our planned future needs, but can offer no assurances that we will successfully achieve such replacement, or if we do achieve such replacement, that we will do so within a time frame that will permit us to achieve our growth objectives. We could also experience difficulties meeting demand for our products and services. Additionally, if we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. We may pursue acquisitions in the implementation of our growth plans. If we acquire a company, we could have difficulty integrating its operations, or assimilating and retaining its key personnel. In addition, if the demand for our service exceeds our ability to provide our services on a timely basis, we may lose customers. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be capable of exploiting fully the market for our products and services. The failure to manage our growth effectively could have a material adverse effect on our business and financial results.

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

WE MAY BECOME SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

   We are providing services on an international basis to Kabel
Nordrhein-Westfalen GMBH & Co., KG and are currently evaluating other international expansion opportunities. As a result of expanding internationally or entering into joint venture arrangements to pursue international business opportunities, we will become subject to the risks of conducting business internationally, including:

   - Foreign currency fluctuations, which could result in reduced revenues or increased operating expenses;
   -  Inability to locate qualified local partners and suppliers;
   - The burdens of complying with a variety of foreign laws and trade standards;
   -  Tariffs and trade barriers;
   -  Difficulty in accounts receivable collection;
   -  Potentially longer payment cycles;
   -  Foreign taxes;

   - Unexpected changes in regulatory requirements, including the regulation of Internet access; and
   - Uncertainty regarding liability for information retrieved and replicated in foreign countries.

   If we expand internationally, we will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Our international operations could harm our revenues and ability to achieve profitability.

WE HAVE RECENTLY MADE ACQUISITIONS AND EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

   Our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed, and will continue to address, the need to develop new products is through acquisitions of other companies. In particular, we recently acquired Digital in order to allow us to offer additional services to our customers, including web hosting and web design. Acquisitions involve numerous risks, including the following:

   - Difficulties in integration of the operations, technologies, and products of the acquired companies;
   - The risk of diverting management's attention from normal daily operations of the business;
   - Potential difficulties in completing projects associated with purchased in-process research and development;
   - Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and
   -  The potential loss of key employees of the acquired company.

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

RISK RELATED TO TRADING IN OUR STOCK

BECAUSE OF OUR RELATIONSHIP WITH VULCAN VENTURES, NEW INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

   Vulcan and Charter currently own 36.1% and 12.9%, respectively, of our outstanding stock assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,559,351 warrants owned by Charter. Charter, also has warrants to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. Paul Allen is the controlling stockholder of Charter and Vulcan and as a result Mr. Allen's beneficial ownership of our outstanding stock is 49.0%. Accordingly, Mr. Allen will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Mr. Allen's control relationship with us, including:

   - Conflicts between Vulcan, Charter and other affiliates of Mr. Allen and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;
   - Conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Vulcan, Charter or other affiliates of Mr. Allen, on the other hand; or
   - Conflicts related to existing or new contractual relationships between us, on the one hand, and Mr. Allen and his affiliates, such as Vulcan and Charter, on the other hand.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, and foreign currency exchange rates. Our cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of our cash equivalents, we believe that we are not subject to any material market risk exposure. Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. We do not have any foreign currency hedging instruments.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) In June 1999, we completed our initial public offering of Common Stock. Concurrent with the initial public offering, we sold Common Stock to Cisco Systems, Com21 and Microsoft under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commissions of $13,081,250 were $199,768,750. Through March 31, 2001 the gross proceeds of the offering have been applied as follows:

   Direct or Indirect payment to others for:

                         Underwriting discounts and commissions       $  13,081,250
                         Other offering expenses                      $   1,828,854
                         Working Capital                              $ 190,267,259

   None of these expenses were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of corporations and the U.S. Government.

   (b) In December 2000, we issued and sold 38,000 shares and 37,000 shares of senior convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, respectively. In this private placement, we received aggregate consideration of $38,000,000 and $37,000,000 from Vulcan and Charter, respectively. The preferred stock may convert into common stock of the Company at a conversion price of $5.01875 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. The initial proceeds to the Company were $75.0 million. Through March 31, 2001 the proceeds have been applied to offering expenses of $1.0 million only.

   None of these expenses were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of corporations and the U.S. Government. This issuance of preferred stock was made in reliance on the exemption from registration provided by section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5 - OTHER INFORMATION

   None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

         None.

   (b) Reports on Form 8-K

         None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date:   May 15, 2001                        By /s/ Daniel J. O'Brien
        ----------------------------           --------------------------
                                               Daniel J. O'Brien
                                               President, Chief Executive Officer and Director


Date:   May 15, 2001                        By /s/ George Willett
        ----------------------------           --------------------------
                                               George Willett
                                               Chief Financial Officer