Form 10-Q
period 2001-06-30
HIGH SPEED ACCESS CORP
filed 2001-08-14
CIK 1075244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of July 31, 2001. . . 58,809,052


================================================================================

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
    December 31, 2000                                                                       3

    Condensed Consolidated Statements of Operations for the three and six
    months ended June 30, 2001 and 2000 (Unaudited)                                         4

    Condensed Consolidated Statements of Cash Flows for the
    six months ended June 30, 2001 and 2000 (Unaudited)                                     5

    Notes to Condensed Consolidated Financial Statements (Unaudited)                        6

  Item 2 - Management's  Discussion and Analysis of Financial  Condition and Results of
           Operations                                                                      10

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      28

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                               28

  Item 2 - Changes in Securities and Use of Proceeds                                       28

  Item 3 - Defaults upon Senior Securities                                                 29

  Item 4 - Submission of Matters to a Vote of Security Holders                             29

  Item 5 - Other Information                                                               29

  Item 6 - Exhibits and Reports on Form 8-K                                                29

  Signatures                                                                               30


Part I.  Financial Information
     Item 1.  Financial Statements

                         HIGH SPEED ACCESS CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  JUNE 30,      DECEMBER 31,
                                                                                                    2001           2000
                                                                                                  ---------     ------------
                                                                                                 (UNAUDITED)
                                 ASSETS

Current assets:
     Cash and cash equivalents                                                                    $  25,977      $ 114,847
     Short-term investments                                                                          30,489         13,229
     Restricted cash                                                                                  2,404          2,469
     Accounts receivable, net of allowance for doubtful accounts of $491
       and $296, respectively                                                                         4,561          2,087
     Prepaid expenses and other current assets                                                        5,747          3,818
                                                                                                  ---------      ---------
            Total current assets                                                                     69,178        136,450

Property, equipment and improvements, net                                                            55,662         63,008
Intangible assets, net                                                                                3,444          4,197
Deferred distribution agreement costs, net                                                            9,724         11,783
Other non-current assets                                                                              6,171          4,269
                                                                                                  ---------      ---------
            Total assets                                                                          $ 144,179      $ 219,707
                                                                                                  =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                             $   7,836      $  15,395
     Accrued compensation and related expenses                                                        5,843          6,757
     Other current liabilities                                                                       10,777          9,073
     Long-term debt, current portion                                                                  2,345          2,633
     Capital lease obligations, current portion                                                       8,223          7,790
                                                                                                  ---------      ---------
            Total current liabilities                                                                35,024         41,648

Long-term debt                                                                                        1,072          2,313
Capital lease obligations                                                                             7,333         11,380
Other liabilities                                                                                       617             --
                                                                                                  ---------      ---------
            Total liabilities                                                                        44,046         55,341
                                                                                                  ---------      ---------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million),
     10,000,000 shares authorized, 75,000 shares issued and outstanding at June 30,
     2001 and December 31, 2000                                                                           1              1

     Common stock, $.01 par value, 400,000,000 shares authorized, 58,809,052 and 58,684,052 shares issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively                                                                    588            587

     Class A common stock, 100,000,000 shares authorized, none issued                                    --             --
     and outstanding

     Additional paid-in-capital                                                                     742,063        737,215

     Deferred compensation                                                                           (2,296)          (713)

     Accumulated deficit                                                                           (640,616)      (573,217)

     Accumulated other comprehensive income                                                             393            493
                                                                                                  ---------      ---------
            Total stockholders' equity                                                              100,133        164,366
                                                                                                  ---------      ---------
            Total liabilities and stockholders' equity                                            $ 144,179      $ 219,707
                                                                                                  =========      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        ---------------------------    ----------------------------
                                                                           2001            2000            2001            2000
                                                                        -----------    ------------    ------------    ------------
Net Revenue                                                             $     9,300    $      2,757    $     16,304    $      4,751

Costs and expenses:
Operating                                                                    24,050          14,844          46,147          30,790
Engineering                                                                   5,561           5,479          12,840          10,391
Sales and marketing                                                           2,806           6,249           7,440          12,465

General and administrative:
  Non-cash compensation expense from stock options, warrants
       and restricted stock                                                     193              24             270              48
  Amortization of distribution agreement costs                                4,075             891           4,679           1,116
  Other general and administrative expenses                                   6,928           5,107          13,399           9,140
                                                                        -----------    ------------    ------------    ------------
  Total general and administrative                                           11,196           6,022          18,348          10,304
                                                                        -----------    ------------    ------------    ------------
  Total costs and expenses                                                   43,613          32,594          84,775          63,950
                                                                        -----------    ------------    ------------    ------------
Loss from operations                                                        (34,313)        (29,837)        (68,471)        (59,199)
Investment income                                                               882           1,866           2,299           3,991
Interest expense                                                               (578)           (530)         (1,227)         (1,020)
                                                                        -----------    ------------    ------------    ------------
Net loss available to common stockholders                               $   (34,009)   $    (28,501)   $    (67,399)   $    (56,228)
                                                                        ===========    ============    ============    ============
Basic and diluted net loss available to common stockholders per share   $     (0.58)   $      (0.52)   $      (1.15)   $      (1.03)
                                                                        ===========    ============    ============    ============

Weighted average shares used in computation of basic and diluted net
  loss available to common stockholders per share                        58,767,843      55,232,317      58,726,179      54,780,674



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               2001         2000
                                                                                            ---------    ---------
OPERATING ACTIVITIES
Net loss                                                                                    $ (67,399)   $ (56,228)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                                        20,241        7,599
          Non-cash compensation expense from stock options, warrants and restricted stock         270           48
          Amortization of distribution agreement costs                                          4,679        1,116
          Changes in operating assets and liabilities:
              Restricted cash                                                                      65       (1,937)
              Accounts receivable                                                              (2,474)        (461)
              Prepaid expenses and other current assets                                        (1,929)         212
              Other non-current assets                                                         (1,902)      (1,195)
              Accounts payable                                                                (11,926)         309
              Accrued compensation and related expenses                                          (914)           8
              Other current liabilities                                                         2,079        4,282
              Other liabilities                                                                   617           --
                                                                                            ---------    ---------
Net cash used in operating activities                                                         (58,593)     (46,247)
                                                                                            ---------    ---------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                      (31,703)     (65,883)
     Sales and maturities of short-term investments                                            14,343      126,464
     Purchases of property, equipment and improvements, net of leases                          (7,435)     (19,525)
                                                                                            ---------    ---------
Net cash (used in) provided by investing activities                                           (24,795)      41,056
                                                                                            ---------    ---------
FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                                                    --       10,000
     Payments on capital lease obligations                                                     (3,953)      (2,978)
     Proceeds from long-term debt                                                                  --        1,213
     Payments on long-term debt                                                                (1,529)        (872)
     Proceeds from exercise of stock options                                                       --          588
                                                                                            ---------    ---------
Net cash (used in) provided by financing activities                                            (5,482)       7,951
                                                                                            ---------    ---------
Net change in cash and cash equivalents                                                       (88,870)       2,760

Cash and cash equivalents, beginning of period                                                114,847       53,310
                                                                                            ---------    ---------
Cash and cash equivalents, end of period                                                    $  25,977    $  56,070
                                                                                            =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired under capital leases                                                $     339    $   3,574
     Property and equipment purchases payable                                               $   2,873    $   2,547
     Warrants earned in connection with distribution agreements                             $   2,621    $   6,558
     Issuance of common stock in connection with distribution agreement                     $     375           --


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

    The Company currently offers certain related services including web site hosting, all primarily for small and medium enterprises ("SMEs"). The Company also currently provides, on a limited basis, standard Internet access through traditional dial-up service to residential and SME customers.

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

    The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ABILITY TO CONTINUE AS A GOING CONCERN

    The Company continues to closely monitor the level of its expenditures and cash commitments and recently announced a series of significant cost reduction measures. Among the actions being taken by the Company are the completion of its previously announced exit from certain one-way cable TV markets, the commencement of negotiations to exit all of its turnkey contracts with cable operators other than Charter Communications, Inc. ("Charter"), a related party, (covering 22,500 current subscribers), and material reductions in the workforce of the Company. The Company has also begun scaling back the operations of Digital Chainsaw ("Digital Chainsaw" or "Digital") including reducing its workforce and service offerings, and is currently pursuing the sale of this subsidiary. Finally, the Board of Directors of the Company has made the strategic determination to no longer pursue entry into the digital subscriber line ("DSL") market and to cease development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term. The Company will cease further attempts to acquire DSL assets and has begun pursuing the sale of its current DSL assets. Following completion of these measures, the Company's business will consist of its cable internet access business with Charter and its international ISP infrastructure services business. The Company recently received a non-binding proposal from Charter to acquire the Company's cable modem business with Charter. See Note 7, "Business Developments" and "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of such proposal.

    The Company has incurred losses from operations and negative cash flows from operating activities since April 3, 1998 ("Inception"), which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of June 30, 2001, the Company had $56.5 million of unrestricted cash, cash equivalents and short-term investments, which management believes are sufficient to meet the Company's cash needs in 2001.

Continued implementation of the Company's revised business plan, however, will be dependent upon obtaining substantial additional financing by no later than early 2002 to fund continuing operations. The Company will continue to evaluate the size of its operations with the goal of extending its cash resources and enhancing the possibility of entering into a strategic transaction including a financing or a business combination transaction. Management has attempted to secure additional financing over the last several months but has thus far been unsuccessful in its efforts. The Company believes that it is very unlikely that it will be able to secure additional financing in the current economic environment being faced by the telecommunications industry before the Company's cash reserves are depleted in early 2002. In light of the difficult current financing environment, the Company has been pursuing additional strategic alternatives, including consideration of Charter's proposal to acquire the Company's cable modem business with Charter. If the Charter proposal is not consummated and if additional financing is not available on acceptable terms, the Company will be forced to further curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant additional amendments to the Company's current business plan including, but not limited to, some or all of the following: further administrative and operating expense reductions, further reduction of our sales, marketing and customer service efforts, sales of certain assets or of the Company or the bankruptcy and/or dissolution of the Company.

    Consequently, there is substantial doubt as to the Company's ability to continue as a going concern unless it is able to secure additional financing in early 2002. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and include no adjustments that may result from the outcome of this uncertainty.

    See Note 7, "Business Developments."

RECLASSIFICATION

    Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001, or later. The Company will apply the provisions of SFAS 141 to any future business combinations.

    In addition, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company has not performed a transitional impairment test under SFAS 142 and accordingly cannot estimate the impact of the adoption as of January 1, 2002.

NOTE 3 - LOSS PER SHARE

    The Company computes net loss available to common stockholders per share under the provisions of Statements of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net loss available to common stockholders per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

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

    Basic and diluted net loss available to common stockholders per share for the three months ended June 30, 2001 and 2000, were $0.58 and $0.52 based on weighted average shares outstanding of 58,767,843 and 55,232,317, respectively. For the six months ended June 30, 2001 and 2000, basic and diluted net loss available to common stockholders were $1.15 and $1.03 based on weighted average shares outstanding of 58,726,179 and 54,780,674, respectively. Diluted loss available to common stockholders per share equals basic loss available to common stockholders per share because the assumed exercise of the Company's stock options and warrants and the assumed conversion of preferred stock are dilutive.

    Options and warrants to purchase 10,850,012 shares and 5,387,718 shares of common stock at June 30, 2001 and 2000, respectively, were excluded from the calculation of net loss available to common stockholders per share. Also excluded from the calculation were 75,000 shares of preferred stock that are convertible into 14,952,906 shares of common stock at June 30, 2001.

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

NOTE 4 - COMPREHENSIVE LOSS

    Comprehensive loss, comprised of net loss available to common stockholders and net unrealized holding gains and losses on investments, totaled $33.8 million and $27.3 million for the three months ended June 30, 2001 and 2000, respectively, and $67.5 million and $55.6 million for the six months ended June 30, 2001 and 2000, respectively.

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

    In May 2000, the Company entered into a distribution agreement with Charter, a related party. Under this agreement, Charter committed to provide the Company exclusive right to provide Network Services related to the delivery of Internet access to homes passed in certain cable systems. We provide Network Services, including system monitoring and security, as well as call center support. Charter receives the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it is not obligated to do so. Charter can terminate these exclusivity rights, on a system-by-system basis, if the Company fails to meet performance specifications or otherwise breaches the agreement. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms.

    In connection with this distribution agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the distribution agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the distribution agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase 0.5 shares for each home passed in the systems for which the May 2000 agreement is renewed. With respect to each home passed, launched or intended to be launched on or before the second anniversary date of the second distribution agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. As of June 30, 2001, the Company has paid Charter approximately $6.7 million of launch fees related to launched systems or systems to be deployed in the near future. In these systems where the Company paid a launch fee to Charter, the Company receives additional revenue in years two through five or the distribution agreement. The launch fees paid are amortized against the additional revenue received from Charter. The Company recently received a non-binding proposal from Charter to acquire the Company's cable modem business with Charter. See Note 7, "Business Developments" and "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of such proposal.

    For the three and six months ended June 30, 2001, the Company recognized $4.6 million and $8.2 million of revenue, respectively, under these distribution agreements. At June 30, 2001 the company had receivables from Charter of $5.0 million.

    As of June 30, 2001, various cable partners, including Charter, had earned 2,826,714 warrants under distribution agreements of which 91,308 of these warrants were earned at a cost of $0.9 million in the three months ended June 30, 2001. Deferred distribution agreement costs of $9.7 million, net of accumulated amortization of $7.5 million were recorded in conjunction with these warrants at June 30, 2001. Amortization of distribution agreement costs of $4.1 million and $4.7 million were recognized in the statement of operations for the three and six months ended June 30, 2001, respectively. Included in these amounts are deferred distribution agreement costs of $2.8 million related to warrants in terminated one-way systems. Additional deferred distribution agreement costs may be recorded and amortized in future periods should the cable partners earn the right to purchase additional common shares based on the number of homes passed committed to the Company. At June 30, 2001, there were 14,973,286 additional warrants available to be earned under distribution agreements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    As of June 30, 2001 the Company was not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any actions known as of June 30, 2001 will not materially affect the financial position, results of operations or cash flows of the Company. See also
Note 7, "Business Developments" for a discussion of a legal proceeding pending in connection with Charter's proposal to acquire the Company's cable modem business.

NOTE 7 - BUSINESS DEVELOPMENTS

    The Company recently announced a series of significant cost reduction measures. Among the actions being taken by the Company in the third quarter are:

    o The completion of its previously announced exit from certain one-way cable TV markets. In the second quarter of 2001, the Company recorded a $2.8 million charge for the write-down of equipment used in one-way markets and other operating costs, primarily non-cancelable lease obligations.

    o The commencement of negotiations to exit all of its turnkey contracts with cable operators other than Charter (covering 22,500, or approximately 12% of the Company's current subscribers). The net book value of the equipment used in these systems is $4.3 million. The Company expects to record impairment charges relating to these assets as well as additional costs associated with these actions in the third quarter of 2001. The amounts of these impairment charges and possible additional costs are not currently estimable.

    o Scaling back the operations of Digital Chainsaw, including reducing its workforce and eliminating all service offerings other than web site hosting. The net book value of Digital Chainsaw's assets is $0.5 million. The Company expects to record impairment charges relating to these assets as well as additional costs associated with these actions in the third quarter of 2001. The amounts of these impairment charges and possible additional costs are not currently estimable.

    o Ceasing pursuit of its previously planned entry into the DSL market and ceasing development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term. The net book value of the Company's DSL assets is $3.5 million, including $3.4 million purchased in July 2001. In connection with this purchase, the Company entered into a $1.9 million debt financing agreement with Lucent Technologies ("Lucent"). This transaction, along with prior purchases, has fulfilled the Company's $5.0 million purchase obligation with Lucent. The Company expects to record impairment charges relating to these assets as well as additional costs associated with these actions in the third quarter of 2001. The amounts of these impairment charges and possible additional costs are not currently estimable.

    o Material reductions in workforce. The Company expects to incur $2.0 million in severance and related costs relating to these workforce reductions in the third quarter of 2001.

    The Company also has begun pursuing the sale of Digital Chainsaw as well as its DSL assets. Following completion of these measures, the Company's business will consist of its cable internet access business with Charter and its international ISP infrastructure services business. The Company will continue to monitor the size of its workforce and the levels of its other operating costs and cash commitments with a view to conserving cash and enhancing the possibility of entering into a strategic transaction including a financing or a business combination transaction.


    On July 31, 2001, the Company received a non-binding proposal from Charter to acquire certain contracts and associated assets of the Company's cable modem business that service Charter's customers. The proposal relates to all assets of the Company used in or necessary to perform services provided by the Company under the Full Turnkey contract and Network Services Agreement for Charter cable systems, including the Company's call center and network operations center in Louisville, KY and all Company-owned equipment in Charter headends and customer homes. The proposed purchase price for those contracts and associated assets is approximately $73 million, consisting of cash and the assumption of certain liabilities, subject to certain adjustments. In addition, as part of the proposed transaction consideration, all 37,000 and 38,000 shares of the Company's convertible preferred stock respectively held by Charter and Vulcan, would be cancelled.

     In view of the related-party issues attendant on Charter's proposal, Messrs. Jerald L. Kent, Stephen E. Silva and William D. Savoy have resigned from the Company's Board of Directors. Mr. Kent is President, Chief Executive Officer and a director of Charter and Mr. Silva is Senior Vice President, Corporate Development and Technology of Charter. Mr. Savoy is a director of Charter and President of Vulcan. See "Risk Factors -- Because of our relationship with Vulcan Ventures, New Investors will have little influence over management decisions."

     A Special Committee of the Company's Board of Directors, comprised of directors not affiliated with Charter or Vulcan (which, following the resignations referred to above, comprise the Company's entire Board of Directors) has been investigating a broad range of strategic options for the Company, including, but not limited to, a sale of the Company, a sale of the Company's assets, an acquisition, merger, consolidation, or other business combination transaction, a strategic transaction, joint venture or partnership with a financial, strategic or industry partner or other similar transaction, or a public or private sale of debt or equity securities. Lehman Brothers, a leading investment banking firm, has been assisting the Special Committee. The Special Committee has been considering Charter's proposal and the Company is currently in ongoing negotiations with Charter regarding certain financial and other material elements of Charter's proposal. The Company is also evaluating the impact of the proposal on the Company. Among the matters being considered, assuming a definitive agreement with Charter can be achieved on mutually acceptable terms, is whether the Company would commence an orderly shutdown of its remaining business and distribute the net proceeds to its stockholders or utilize the proceeds of the sale in furtherance of a restructuring and expansion of the Company's remaining business. There can be no assurance that the Company will agree upon or consummate a transaction with Charter or with any other party. The Company, its directors, Charter Communications, Inc. and Paul Allen have been named as defendants in two class action lawsuits filed in the Court of Chancery of the State of Delaware (Tesche v. O'Brien, et. al., Civil Action No. 19046 NC and Denault v. O'Brien et al., Civil Action No. 19045 NC). Both lawsuits allege a breach of fiduciary duty in connection with the making of the Charter proposal and the Company's consideration of it. The Complaint seeks injunctive relief preventing the Company from going forward with the Charter transaction or in the event the transaction is consummated rescission of that transaction as well as damages in an unspecified amount. The Company intends to vigorously defend these lawsuits.

     In April 2001, the Company notified its cable partners that it intended to discontinue turnkey services in the majority of its one-way cable TV markets. The change, which affected fewer than four percent of the Company's subscribers, was accomplished by modifying the contractual relationship between the Company and the cable operator from turnkey services to Network Services or by terminating service in these markets. In connection with these service terminations, the Company fully amortized deferred distribution agreement costs of approximately $2.8 million associated with warrants issued under the related distribution agreements. In addition, the Company recorded an impairment charge of $1.7 million for the write-down of equipment used in one-way markets and a charge of $1.1 million for lease termination and other costs expected to be paid by the end of 2001.

     In February 2001, the Company began providing internet infrastructure services to Kabel Nordrhein-Westfalen GmbH & Co. KG ("KNRW") in Germany. Revenues from the service agreement are recognized as services are provided. For the three and six months ended June 30, 2001, the Company recognized revenues of $1.7 million and $2.1 million, respectively. This agreement is terminable by KNRW in the event of a change of control of the Company.

     The Company recently entered into an agreement with Time Warner Cable, a unit of AOL Time Warner, covering the provision of high-speed Internet access services over AOL Time Warner's cable systems. The Company's strategy under this agreement was to secure a national content provider to provide customer acquisition and marketing support and consumer services. The Company has thus far been unsuccessful in its efforts to reach agreement with a major content provider and believes that it is very unlikely to secure such a party within the period provided for in the Time Warner agreement.

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

OVERVIEW

    We provide high speed Internet access to residential and commercial customers primarily via cable modems. We focus primarily on residential and commercial end users in exurban areas, although we have begun to provide broadband services in some urban markets. We define exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. We enter into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "turnkey" basis as well as on an unbundled or "Network Services" basis. These services enable a cable system's customers to receive high speed Internet access.

    In our turnkey solution, we generate revenue primarily from the monthly fees we receive from end users for our cable modem-based Internet access services. In our turnkey solution, we generally bill the end user directly and pay our cable partners a portion of the monthly fee we receive. In these instances, we report our revenues net of the percentage split we pay to our cable partners. For promotional purposes, we often provide new end users with 30 days of free Internet access when they subscribe to our services. As a result, our revenue does not reflect new end users until the end of the promotional period. We also receive revenues from renting cable modems to end users.

    We also offer services to our cable partners on an unbundled or "Network Services" basis. In a Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically bill the end user and remit to us our percentage of the revenue or the fixed fee. In May 2000, we entered into a distribution agreement with Charter in which we agreed to provide unbundled services. Network Services solutions have become a significant part of our business mix, and we anticipate that this trend will continue.

    Our revenue also includes international cable-based Internet service provider infrastructure services to Kabel Nordrhein-Westfalen GmbH & Co. KG in Germany. During 2001, international revenue has become an increasingly significant part of our business mix, and we expect this trend to continue.

    Our revenue from dial-up services, as a percentage of total revenue, has been decreasing and, we expect, will continue to decline as we take steps to exit from this service offering over the coming months.

    Finally, we offer web site hosting primarily for SMEs.

    Our expenses consist of the following:

    o Operating costs, which consist primarily of salaries and related personnel expenses for customer care, field technical support, network operations center, international, and content and web hosting employees; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. Many of our operating costs are relatively fixed in the short term.

    o Engineering expenses, which consist primarily of salaries and related personnel expenses for the development and support of our information systems; network design and installation of the telecommunications and data network hardware and software; system testing and project management expenses; allocated cost of facilities; and depreciation and maintenance on the equipment used in our engineering processes.

    o Sales and marketing expenses, which consist primarily of salaries and related personnel expenses, commissions, costs associated with the development and distribution of sales and marketing materials, the preparation of database market analytics, and direct mail and telemarketing expenses.

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

    o Amortization of distribution agreement costs, which relates to warrants issued to cable and strategic partners in connection with distribution agreements. We measure the cost of warrants issued to cable and strategic partners based on the fair values of the warrants when earned by those partners. Because the fair value of the warrant is dependent to a large extent on the price of our common stock, the cost of warrants earned in the future may vary significantly. Costs of warrants granted in connection with distribution agreements are amortized over the term of the underlying agreement. For markets in which service was terminated during the second quarter of 2001, the remaining value of the associated warrants was fully amortized.

    o Other general and administrative expenses, which consist primarily of salaries for our executive, administrative and finance personnel; allocated cost of facilities; severance payments; amortization of goodwill; and fees for professional services.

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

RECENT DEVELOPMENTS

    The Company recently announced a series of significant cost reduction measures. Among the actions being taken by the Company in the third quarter are:

    o The completion of its previously announced exit from certain one-way cable TV markets. In the second quarter of 2001, the Company recorded a $2.8 million charge for the write-down of equipment used in one-way markets and other operating costs, primarily non-cancelable lease obligations.

    o The commencement of negotiations to exit all of its turnkey contracts with cable operators other than Charter (covering 22,500, or approximately 12% of the Company's current subscribers). The net book value of the equipment used in these systems is approximately $4.3 million. The Company expects to record impairment charges relating to these assets as well as additional costs associated with these actions in the third quarter of 2001. The amounts of these impairment charges and possible additional costs are not currently estimable.

    o Scaling back the operations of Digital Chainsaw, including reducing its workforce and eliminating all service offerings other than web site hosting. The net book value of Digital Chainsaw's assets is $0.5 million. The Company expects to record impairment charges relating to these assets as well as additional costs associated with these actions in the third quarter of 2001. The amounts of these impairment charges and possible additional costs are not currently estimable.

    o Ceasing pursuit of its previously planned entry into the DSL market and ceasing development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term. The net book value of the Company's DSL assets is $3.5 million, including $3.4 million purchased in July, 2001. In connection with this purchase, the Company entered into a $1.9 million debt financing agreement with Lucent. This transaction, along with prior purchases, has fulfilled the Company's $5.0 million purchase obligation with Lucent. The Company expects to record impairment charges relating to these assets as well as additional costs associated with these actions in the third quarter of 2001. The amounts of these impairment charges and possible additional costs are not currently estimable.

    o Material reductions in workforce. The Company expects to incur $2.0 million in severance and related costs relating to these workforce reductions in the third quarter of 2001.

    The Company also has begun pursuing the sale of Digital Chainsaw as well as its DSL assets. Following implementation of these measures, the Company's business will consist primarily of its cable internet access business with Charter and its international ISP infrastructure services business. The Company will continue to monitor the size of its workforce and the levels of its other operating costs and cash commitments with a view to conserving cash and enhancing the possibility of entering into a strategic transaction including a financing or a business combination transaction.


     On July 31, 2001, the Company received a non-binding proposal from Charter to acquire certain contracts and associated assets of the Company's cable modem business that service Charter's customers. The proposal relates to all assets of the Company used in or necessary to perform services provided by the Company under the Full Turnkey contract and Network Services Agreement for Charter cable systems, including the Company's call center and network operations center in Louisville, KY and all Company-owned equipment in Charter headends and customer homes. The proposed purchase price for those contracts and associated assets is approximately $73 million, consisting of cash and the assumption of certain liabilities, subject to certain adjustments. In addition, as part of the proposed transaction consideration, all 37,000 and 38,000 shares of the Company's convertible preferred stock respectively held by Charter and Vulcan, would be cancelled.


     In view of the related-party issues attendant on Charter's proposal, Messrs. Jerald L. Kent, Stephen E. Silva and William D. Savoy have resigned from the Company's Board of Directors. Mr. Kent is President, Chief Executive
Officer and a director of Charter and Mr. Silva is Senior Vice President, Corporate Development and Technology of Charter. Mr. Savoy is a director of Charter and President of Vulcan.

     A Special Committee of the Company's Board of Directors, comprised of directors not affiliated with Charter or Vulcan (which, following the resignations referred to above, comprise the Company's entire Board of Directors) has been investigating a broad range of strategic options for the Company, including, but not limited to, a sale of the Company, a sale of the Company's assets, an acquisition, merger, consolidation, or other business combination transaction, a strategic transaction, joint venture or partnership with a financial, strategic or industry partner or other similar transaction, or a public or private sale of debt or equity securities. Lehman Brothers, a leading investment banking firm, has been assisting the Special Committee. The Special Committee has been considering Charter's proposal and the Company is currently in ongoing negotiations with Charter regarding certain financial and other material elements of Charter's proposal. The Company is also evaluating the impact of the proposal on the Company. Among the matters being considered, assuming a definitive agreement with Charter can be achieved on mutually acceptable terms, is whether the Company would commence an orderly shutdown of its remaining business and distribute the net proceeds to its stockholders or utilize the proceeds of the sale in furtherance of a restructuring and expansion of the Company's remaining business. There can be no assurance that the Company will agree upon or consummate a transaction with Charter or with any other party. The Company, its directors, Charter Communications, Inc. and Paul Allen have been named as defendants in two class action lawsuits filed in the Court of Chancery of the State of Delaware (Tesche v. O'Brien, et. al., Civil Action No. 19046 NC and Denault v. O'Brien et al., Civil Action No. 19045 NC). Both lawsuits allege a breach of fiduciary duty in connection with the making of the Charter proposal and the Company's consideration of it. The Complaint seeks injunctive relief preventing the Company from going forward with the Charter transaction or in the event the transaction is consummated rescission of that transaction as well as damages in an unspecified amount. The Company intends to vigorously defend these lawsuits.

    In April 2001, the Company notified its cable partners that it intended to discontinue turnkey services in the majority of its one-way cable TV markets. The change, which affected fewer than four percent of the Company's subscribers, was accomplished by modifying the contractual relationship between the Company and the cable operator from turnkey services to Network Services or by terminating service in these markets. In connection with these service terminations, the Company fully amortized deferred distribution agreement costs of approximately $2.8 million associated with warrants issued under the related distribution agreements. In addition, the Company recorded an impairment charge of $1.7 million for the write-down of equipment used in one-way markets and a charge of $1.1 million for lease termination and other costs expected to be paid by the end of 2001.

     In February 2001, the Company began providing internet infrastructure services to KNRW in Germany. Revenues from the service agreement are recognized as services are provided. For the three and six months ended June 30, 2001, the Company recognized revenues of $1.7 million and $2.1 million, respectively. This agreement is terminable by KNRW in the event of a change of control of the Company.

     The Company recently entered into an agreement with Time Warner Cable, a unit of AOL Time Warner, covering the provision of high-speed Internet access services over AOL Time Warner's cable systems. The Company's strategy under this agreement was to secure a national content provider to provide customer acquisition and marketing support and consumer services. The Company has thus far been unsuccessful in its efforts to reach agreement with a major content provider and believes that it is very unlikely to secure such a party within the period provided for in the Time Warner agreement.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUES

    Net revenue consists of net monthly subscription fees for cable modem-based and traditional dial-up Internet services, cable modem rental income, international infrastructure services, monthly fees for web hosting services and overall strategic consulting. Total net revenue for the three months ended June 30, 2001 and 2000 was $9.3 million and $2.8 million respectively, an increase of $6.5 million. Total net revenue for the six months ended June 30, 2001 and 2000 was $16.3 million and $4.8 million respectively, an increase of $11.5 million.

Revenue by product offering as a percentage of total net revenue is as follows:

                                                                        % OF REVENUE
                                                   THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                                   --------------------------  ------------------------
                                                        2001          2000         2001        2000
                                                   ------------- ------------   ------------ ----------
Cable modem-based subscription fees - Turnkey           32%          44%          33%           46%
Cable modem-based subscription fees - Network
Services                                                25%           7%          24%            5%
Traditional dial-up service fees                         4%          16%           5%           18%
Cable modem rental fees                                 16%          22%          17%           23%
International infrastructure services                   19%          --           13%           --
Web hosting                                              3%          --            3%           --
Other revenue                                            1%          11%           5%            8%
                                                       ----         ----         ----          ----
                                                       100%         100%         100%          100%
                                                       ====         ====         ====          ====


COSTS AND EXPENSES

    OPERATING. Operating costs for the three months ended June 30, 2001 and 2000 were $24.1 million and $14.8 million, respectively, an increase of $9.3 million. Operating costs for the six months ended June 30, 2001 and 2000 were $46.1 million and $30.8 million, respectively, an increase of $15.3 million. The increase in operating costs during 2001 resulted primarily from an increase in personnel and personnel related costs for additional staff in our customer care and network operation centers, international operations and additional personnel costs associated with the purchase of Digital, our larger subscriber base, additional depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers. In addition, operating costs for the three months ended June 30, 2001 includes $2.8 million for the write-down of certain equipment and other operating costs in one-way markets where service was terminated during this period.

    ENGINEERING. Engineering expenses for the three months ended June 30, 2001 and 2000 were $5.6 million and $5.5 million, respectively, an increase of $0.1 million. Engineering expenses for the six months ended June 30, 2001 and 2000 were $12.9 million and $10.4 million, respectively, an increase of $2.5 million. The increase in engineering expenses resulted from the development and support of information systems, continued network design and system testing, an increase in personnel and personnel-related costs for additional technical staff to support cable modem services and additional depreciation on capital equipment. These increases were partially offset by a reduction in expenses for the development of our billing system.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 2001 and 2000 were $2.8 million and $6.2 million, respectively, a decrease of $3.4 million. Sales and marketing expenses for the six months ended June 30, 2001 and 2000 were $7.4 million and $12.5 million, respectively, a decrease of $5.1 million. The decrease in sales and marketing expenses resulted primarily from lower direct advertising costs and lower marketing costs aimed at obtaining new cable partners.

    NON-CASH COMPENSATION EXPENSE FROM STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK. Non-cash compensation expense from stock options, warrants and restricted stock for the three months ended June 30, 2001 and 2000 was $193,000 and $24,000, respectively, an increase of $169,000. Non-cash compensation expense from stock options, warrants and restricted stock for the six months ended June 30, 2001 and 2000 was $270,000 and $48,000, respectively, an increase of $222,000. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period, the amortization of common stock purchase warrants issued to contractors and the fair value of restricted stock amortized over the restriction period. The increase in 2001 resulted from the issuance of 1.5 million shares of restricted stock to key members of management.

    AMORTIZATION OF DISTRIBUTION AGREEMENT COSTS. Amortization of distribution agreement costs for the three months ended June 30, 2001 and 2000 was $4.1 million and $0.9 million, respectively, an increase of $3.2 million. Amortization of distribution agreement costs for the six months ended June 30, 2001 and 2000 was $4.7 million and $1.1 million, respectively, an increase of $3.6 million. The costs consist of the amortization of the value of warrants earned under distribution agreements for commitments of homes passed. For the three months ended June 30, 2001, amortization of distribution agreements costs includes $2.8 million for the amortization of warrants issued in one-way markets where service was terminated during this period. The Company had issued 2,826,714 and 1,215,623 warrants in connection with distribution agreements at June 30, 2001 and 2000, respectively. We expect to incur additional material non-cash charges related to further issuance of common stock purchase warrants to our cable and strategic partners in the future. We will recognize an addition to equity for the fair value of any warrants issued, and will recognize the related expense over the term of the service agreement with the cable or strategic partner to which the warrants relate. The amount of any such charges is not determinable until the related warrants are earned. The use of warrants in these and similar transactions may increase the volatility of our earnings in the future.

    In May 2000, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. The restated warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the distribution agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the second distribution agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed.

    OTHER GENERAL AND ADMINISTRATIVE. Other general and administrative expenses for the three months ended June 30, 2001 and 2000 were $6.9 million and $5.1 million, respectively, an increase of $1.8 million. Other general and administrative expenses for the six months ended June 30, 2001 and 2000 were $13.4 million and $9.1 million, respectively, an increase of $4.3 million. The increase in other general and administrative expenses resulted from severance costs associated with the termination of certain employees, additional personnel and personnel related costs to administer the procurement, accounting and finance functions, additional depreciation on capital equipment and the amortization of intangible assets associated with the purchase of Digital.

    NET INVESTMENT INCOME. Net investment income for the three months ended June 30, 2001 and 2000 was $0.3 million and $1.3 million, respectively. Net investment income for the six months ended June 30, 2001 and 2000 was $1.1 million and $3.0 million, respectively. The decrease in net investment income for the three and six months ended June 30, 2001, is the result of lower investment balances. Net investment income represents interest earned on cash, cash equivalents, short-term investments and restricted cash.

    INCOME TAXES. At December 31, 2000, we accumulated net operating loss carryforwards for federal and state tax purposes of approximately $182.1 million which will expire beginning in 2018. At December 31, 2000, we had net deferred tax assets of $77.6 million relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the three and six months ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     To preserve cash and enhance the prospects for entering into a strategic transaction, the Company recently announced a series of significant cost reduction measures. Among the actions being taken by the Company are:


    o the completion of its previously announced exit from certain one-way cable TV markets;


    o the commencement of negotiations to exit all of its turnkey contracts with cable operators other than Charter (covering 22,500, or approximately 12% of the Company's current subscribers);


    o scaling back the operations of Digital Chainsaw, including reducing its workforce and eliminating all service offerings other than web site hosting;


    o ceasing pursuit of its previously planned entry into the DSL market and ceasing development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term; and


    o    material reductions in workforce.


     The Company also has begun pursuing the sale of Digital as well as its DSL assets. After these changes are completed, the Company's operations will consist of its cable internet access cable business with Charter and our international ISP infrastructure services business. The Company expects these reductions in its operations to result in future operating cost reductions the amounts of which cannot yet be determined. However, even with these changes, the Company will continue to experience substantial negative cash flow from its remaining operations. Although the Company will continue to monitor the size of its workforce and the levels of its other operating costs and cash commitments with a view to conserving cash, the Company will not be able to reduce costs significantly enough to continue as a going concern without additional financing.


     The Company will need substantial additional financing by no later than early 2002 to fund continued operations. Management has attempted to secure additional financing over the last several months but has thus far been unsuccessful in its efforts. The Company believes that it is very unlikely that it will be able to secure additional financing in the current economic environment being faced by the telecommunications industry before its cash reserves are depleted in early 2002. In light of the difficult current financing environment, the Company has been pursuing additional strategic alternatives, including consideration of Charter's proposal to acquire the Company's cable modem business with Charter. If the Charter proposal is not consummated and if additional financing is not available on acceptable terms, the Company will be forced to further curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant additional amendments to the Company's current business plan including, but not limited to some or all of the following: further administrative and operating expense reductions, a further reduction of our sales, marketing and customer service efforts, sales of certain assets of the Company, or the bankruptcy and/or dissolution of the Company. See "-- Recent Developments."

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

    At June 30, 2001, we had cash and cash equivalents of $26.0 million and short-term investments of $30.5 million, compared with $114.8 million of cash and cash equivalents and $13.2 million of short-term investments at December 31, 2000. We had significant negative cash flow from operating activities for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2001 was $58.6 million, caused primarily by a net loss of $67.4 million, an increase in current and non-current assets of $6.2 million, a net decrease in accounts payable, accrued expenses and other current liabilities of $10.2 million, offset by non-cash expenses of $25.2 million.

    Cash used in investing activities for the six months ended June 30, 2001 was $24.8 million, due to the purchase of short-term investments totaling $31.7 million and capital expenditures of $7.4 million, partially offset by sales and maturities of short-term investments of $14.3 million. The principal capital expenditures incurred during this period were for the purchase of cable modems and data center equipment.

    Cash used by financing activities for the six months ended June 30, 2001 was $5.5 million, comprised of net payments on capital lease obligations and long-term debt.

     We expect to experience substantial negative cash flow from operating activities and negative cash flow from investing activities for at least the next several years. In the very unlikely event we are able to attract the funding we need to continue as a going concern, our future cash requirements will depend on a number of factors including:

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

    o   Capital expenditures related to infrastructure costs;

    o   End user turnover rates;

    o Our ability to protect our systems from telecommunications failures, power loss and software-related system failures;

    o Changes in our operating expenses including, in particular, personnel expenses;

    o   The introduction of new products or services by us or our competitors;

    o   The success of our cost reduction measures; and

    o Economic conditions specific to the Internet and cable industries, as well as general economic and market conditions.

     We expect to incur $12.0 million to $15.0 million of capital expenditures in 2001 principally related to the purchase of cable modems, the upgrade of our data center infrastructure and the purchase of $3.4 million of DSL assets. For the six month period ended June 30, 2001, we have incurred $7.4 million of capital expenditures.

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

    Restricted cash is comprised of certificates of deposit collateralizing letters of credit backing certain leases.

    LOAN FACILITIES. The Company has $3.4 million outstanding under various loan facilities at June 30, 2001 with interest rates on draws on the facilities ranging from 14.63% to 15.52%. No draws were made on loan facilities for the six months ended June 30, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001, or later. The Company will apply the provisions of SFAS 141 to any future business combinations.

    In addition, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company has not performed a transitional impairment test under SFAS 142 and accordingly cannot estimate the impact of the adoption as of January 1, 2002.

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

RISKS RELATED TO OUR NEED FOR CAPITAL


WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS AND THERE IS SUBSTANTIAL DOUBT THAT IT WILL BE AVAILABLE IN THE CURRENT ENVIRONMENT


     The Company has incurred losses from operations and negative cash flows from operating activities since Inception, which have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience substantial negative cash flows for at least the next several years. As of June 30, 2001, the Company had $56.5 million of unrestricted cash, cash equivalents and short-term investments, which management believes are sufficient to meet the Company's cash needs in 2001.

     To preserve cash and enhance the prospects for entering into a strategic transaction, the Company recently announced a series of significant cost reduction measures. Among the actions being taken by the Company are:


    o the completion of its previously announced exit from certain one-way cable TV markets;


    o the commencement of negotiations to exit all of its turnkey contracts with cable operators other than Charter (covering 22,500, or approximately 12% of the Company's current subscribers);


    o scaling back the operations of Digital Chainsaw, including reducing its workforce and eliminating all service offerings other than web site hosting;


    o ceasing pursuit of its previously planned entry into the DSL market and ceasing development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term; and


    o    material reductions in workforce.


     The Company also has begun pursuing the sale of Digital Chainsaw as well as its DSL assets. After these changes are completed, the Company's operations will consist of its cable internet access cable business with Charter and our international ISP infrastructure services business. The Company expects these reductions in its operations to result in future operating cost reductions the amounts of which cannot yet be determined. However, even with these changes, the Company will continue to experience substantial negative cash flow from its remaining operations. Although the Company will continue to monitor the size of its workforce and the levels of its other operating costs and cash commitments with a view to conserving cash, the Company will not be able to reduce costs significantly enough to continue as a going concern without additional financing.


     The Company will need substantial additional financing by no later than early 2002 to fund continued operations. Management has attempted to secure additional financing over the last several months but has thus far been unsuccessful in its efforts. The Company believes that it is very unlikely that it will be able to secure additional financing in the current economic environment being faced by the telecommunications industry before its cash reserves are depleted in early 2002. In light of the difficult current financing environment, the Company has been pursuing additional strategic alternatives, including consideration of Charter's proposal to acquire the Company's cable modem business with Charter. If the Charter proposal is not consummated and if additional financing is not available on acceptable terms, the Company will be forced to further curtail operations, which could have a material adverse effect on the Company. Such curtailment of operations would involve significant additional amendments to the Company's current business plan including, but not limited to some or all of the following: further administrative and operating expense reductions, a further reduction of our sales, marketing and customer service efforts, sales of certain assets of the Company, or the bankruptcy and/or dissolution of the Company. See "-- Recent Developments."

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

    There is substantial doubt as to the Company's ability to continue as a going concern unless it is able to secure additional financing by early 2002. The remaining Risk Factors below are risks applicable to our business operations and are less currently imperative to the Company than our need for additional financing.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OTHER RISKS RELATING TO OUR OPERATIONS

OUR AGREEMENT WITH AMERICA ON LINE/TIME WARNER WILL LIKELY NOT BENEFIT US

    We recently entered into an agreement with Time Warner Cable, a unit of AOL Time Warner, covering the provision of our high-speed Internet access services over AOL Time Warner's cable systems covering approximately 20 million homes passed. The agreement is the third national internet service provider ("ISP") agreement reached by Time Warner Cable, following similar arrangements with Earthlink and Juno. We have been working with Time Warner Cable to coordinate logistics and the modifications to Time Warner Cable systems needed to accommodate multiple ISPs. Under the agreement, both companies will be free to market their service independently.

    Our agreement with Time Warner Cable is subject to approval by the Federal Trade Commission. We can give no assurance that the FTC will approve the agreement. Our strategy in this multiple ISP environment is also dependent upon our ability to secure a national content provider to provide customer acquisition and marketing support and a compelling array of consumer services. If we our unable to reach an agreement with a major content provider addressing these issues, we will be unable to deploy our services and gain subscribers from the Time Warner system in a cost effective manner. We have thus far been unsuccessful in our efforts to reach agreement with a major content provider and we believe that we are very unlikely to secure such a party within the period provided for in the agreement with Time Warner Cable. Finally, the market for high speed internet access services is very competitive, particularly in a multiple ISP environment. See "-- Risks Related to the Market for High Speed Internet Access -- The Market for Internet Services is Highly Competitive." There can be no assurance that we will be successful in achieving acceptance of our services on the Time Warner Cable system. Consequently, our agreement with Time Warner Cable will likely be of no material benefit to us.

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

    o Foreign currency fluctuations, which could result in increased operating expenses;

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



WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN, HAS CHANGED IN THE PAST AND MAY CONTINUE TO CHANGE.

    Our success depends on continued growth in the use of the Internet and high speed access services. Although Internet usage and popularity have grown rapidly, we cannot be certain that this growth will continue at its present rate, or at all. Critical issues concerning the increased use of the Internet - including security, reliability, cost, ease of access, ease of installation and customer acquisition and quality of service - remain unresolved and are likely to affect the development of the market for our services.

    The success of our business ultimately will depend upon the acceptance of our services by end users. Our current liquidity problems will limit our ability to deploy and market our services in new and existing markets, to introduce new services, to make changes to our product offerings to meet customer demands and to respond to changes in our evolving industry, which may have a material adverse effect on our business.

     Although our primary service offering is high bandwidth Internet access, we currently derive a portion of our revenue from standard dial-up Internet access. We cannot predict whether demand for our high speed Internet access services will develop, particularly at the volume or prices we need to become profitable. Even if sufficient demand for our high speed services is generated, we may be unable to deploy our services at the rate required to satisfy demand. Additionally, we believe that Network Services will become an increasingly important part of our business. Under the Network Services arrangements, such as the one we signed with Charter on May 12, 2000, covering a minimum of 5 million homes passed, we will earn less revenue and absorb less operating expense per end user than under a turnkey arrangement. In our Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis.

    As part of our recently announced cost reduction measures, our Board of Directors has made the strategic determination to no longer pursue DSL as a potential new product offering. Therefore, our business will continue to rely on our cable modem service, which may not be well suited for many SMEs and for which market acceptance has been slow.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

    Our predecessor companies began offering services to cable operators in October 1997. Most of our cable modem deployments occurred within the last two years. Our senior management team and other employees have worked together at our Company for only a short period of time. We have recognized only limited revenues since our Inception. We do not consider any of the markets in which we operate to be mature. As a result of our limited operating history and our recent cost reduction measures, our business is difficult to evaluate.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

    Since our founding, we have not been profitable. We have incurred substantial costs to create and introduce our broadband Internet access services, to operate these services, and to grow our business. We incurred net losses of approximately $288.7 million from April 3, 1998 (Inception) through June 30, 2001. Our limited operating history, the dynamic nature of our industry, and changes in our business model make predicting our operating results, including operating expenses, difficult.

    We expect to incur substantial losses and experience substantial negative cash flow from operations for at least the next several years. The principal costs of any future expansions of our business will include:

    o   Direct and indirect selling, marketing and promotional costs;

    o System operational expenses, including the lease of our Internet backbone, which has a traffic capacity in excess of our current needs;

    o   Costs incurred in connection with staffing levels to meet our growth;

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

    Our revenues and expenses, and in particular our quarterly revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

    o   Our ability to raise additional capital;

    o The outcome of our current discussions with Charter regarding a possible business combination transaction;

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

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

    Our largest cable partner is Charter. Charter is an affiliate of Vulcan, an affiliate of Microsoft co-founder Paul Allen, who may be deemed to beneficially own 49.5% of our outstanding common stock as of June 30, 2001, assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,650,659 warrants owned by Charter. We have entered into several agreements with Charter, including several distribution agreements. The first distribution agreement was entered into in November 1998 and the second in May 2000. Under both agreements, Charter has committed to provide us the exclusive right to provide Network Services related to the delivery of Internet access to homes passed in some cable systems.

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

    Subject to the provisions of the distribution agreements, Charter can terminate our exclusivity rights, on a system-by-system basis, if we fail to meet performance specifications or otherwise breach our agreement. Moreover, Charter can terminate the November 1998 agreement, for any reason, as long as it purchases the associated cable headend equipment and modems at book value and pays us a termination fee based on the net present value of the revenues we otherwise would earn for the remaining term of the agreement from those end users subscribing to our services as of the date of termination. We may be unable to meet the benchmarks related to its customer penetration rates. Further, Charter may decide to terminate either agreement for any other reason. If Charter were to terminate either agreement, in whole or for any material system, regardless of any termination fee we may receive, we would lose end users and market share, and likely be forced to incur significant unanticipated costs to establish alternative arrangements, which may not be available on competitive terms, or at all. The Company recently received a non-binding proposal from Charter to acquire the Company's cable modem business with Charter. See Note 7, "Business Developments" and "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of such proposal.

IN THE VERY UNLIKELY EVENT THAT WE ARE ABLE TO ATTRACT ADDITIONAL FINANCING OUR CONVERTIBLE PREFERRED STOCK CONTAINS ANTI-DILUTION ADJUSTMENTS AND RESTRICTIONS ON OUR FUTURE ACTIVITIES.

    Vulcan and Charter own 38,000 and 37,000 convertible preferred shares, respectively. Paul Allen controls Vulcan and Charter. The shares of convertible preferred stock were initially convertible at a conversion price of $5.01875 per share into 14,943,960 shares of common stock. The conversion price is subject to an anti-dilution adjustment which increases the number of shares issuable to Vulcan and Charter upon conversion of the convertible preferred stock if we issue common stock (or are deemed to issue common stock) at below the conversion price. The conversion price at June 30, 2001 was $5.01575.

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

    The Company recently received a non-binding proposal from Charter to acquire the Company's cable modem business with Charter. See Note 7, "Business Developments" and "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of such proposal. If the transaction with Charter is consummated on the terms as proposed by Charter, all shares of preferred stock held by Charter and Vulcan would be cancelled.


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

WE HAVE RECENTLY MADE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

    Our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed the need to develop new products is through acquisitions of other companies or business lines. In particular, we recently acquired certain DSL facilities-based assets in order to begin offering DSL service, although our Board of Directors has since determined not to pursue this DSL strategy. In addition, we also recently acquired Digital in order to allow us to offer other additional services to our customers, including web hosting and web design. Acquisitions involve numerous risks, including the following:

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

    The occurrence of any of the foregoing could harm our business and operating results. Furthermore, mergers and acquisitions of high-technology companies are inherently risky, and we can give no assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

RISKS RELATED TO THE MARKET FOR HIGH SPEED INTERNET ACCESS

THE MARKET FOR INTERNET SERVICES IS HIGHLY COMPETITIVE.

    We face competition for partnerships with cable operators from other cable modem-based providers of Internet access services and for end users from providers of other types of data and Internet services.

    We believe the major competitive factors in the market for partnerships with cable operators include breadth of service, speed and ease of deployment, revenue sharing arrangements, cash and equity incentives and operating experience. We believe the major competitive factors in the market to provide high speed Internet access to end users include financial, marketing and sales resources, established customer relationships, price, ease of access and use, transmission speed, reliability of service, quantity and quality of content, network security and customer support. We face competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We expect the level of this competition in Internet access markets to increase in intensity in the future. We face competition from both cable modem service providers and from providers of other types of data and Internet services for end users, including DSL companies. Due to this intense competition, there may be a time-limited market opportunity for our cable-based high speed access. There can be no assurance that we will be successful in achieving widespread acceptance of our services before competitors offer services similar to our current offerings, which might preclude or delay purchasing decisions by potential customers.

    For the reasons discussed below, we may not be able to compete successfully against current or future competitors, and competitive pressures we face could materially and adversely affect our business and financial results.

    CABLE-BASED INTERNET ACCESS MARKET. Our competitors in the cable-based Internet access market are those companies that have developed their own cable-based services and market those services to cable system operators. In particular, Excite@Home, Road Runner, and Earthlink and their respective cable partners, are deploying high speed Internet access services over cable networks. Excite@Home, through its Excite@Home Solutions product, markets to systems in markets with at least 20,000 homes passed. Other competitors in the cable-based Internet access market are those companies seeking to establish distribution arrangements with cable system operators in exurban markets and/or provide one-way system capability. In addition, other cable system operators have launched their own cable-based Internet services that could limit the market for our services. Many of our competitors and potential competitors in the market for partnerships with cable operators, in particular Excite@Home, have substantially greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with cable operators, advertisers and content and application providers than we do. Widespread commercial acceptance of any of these competitors' products could significantly reduce the potential customer base for our services, which could have a material adverse effect on our business and financial results.

    DSL AND OTHER TECHNOLOGIES. Our cable-based services compete directly against DSL companies and telecommunications companies offering DSL services to end users. In addition, long distance inter-exchange carriers, such as AT&T, Sprint and MCI WorldCom, have deployed large-scale Internet access networks and sell Internet access to business and residential customers. The regional Bell operating companies and other local exchange carriers have also entered this field and are providing price competitive services. Many of these carriers are offering diversified packages of telecommunications services, including Internet access, to residential customers, and could bundle these services together, which could put us at a competitive disadvantage. Many of these competitors are offering, or may soon offer, technologies that will compete with our cable-based high speed data service offerings. Such competing technologies include integrated services digital networks, digital subscriber lines and wireless and satellite services. Many of our competitors and potential competitors, particularly regional Bell operating companies, have substantially greater financial, sales and marketing resources than we have, and also may compete favorably in terms of price, ease of access and use, transmission speed and reliability of service. Widespread commercial acceptance of DSL or other competing technologies could significantly reduce the potential customer base for our cable-based services, which could have a material adverse effect on our business and financial results.

    INTERNET AND ONLINE SERVICE PROVIDERS. We also compete with traditional Internet service providers, which provide basic Internet access to residential and commercial end users and businesses, generally using the existing telephone network. While not presently offering the advantages of broadband access, these services are widely available and inexpensive. Many online service providers, such as America Online, have the advantage of large customer bases, industry experience, longer operating histories, greater name recognition, established relationships with advertisers and content and application providers, and significant financial, marketing and sales resources. Moreover, America Online recently merged with Time Warner, a major content provider and cable system owner/operator, to create AOL Time Warner. One condition placed on this merger involves AOL Time Warner permitting unaffiliated Internet access providers to use AOL Time Warner's cable systems to provide high speed Internet access to their customers. These "open access" arrangements may affect our business in various respects. See "Government Regulation." Previously, AOL announced alliances with SBC Communications and Bell Atlantic to offer AOL's services via DSL connections to be installed by these regional Bell operating companies. The pace at which AOL and its telephone company partners roll out DSL service could limit our ability to attract and retain end users in areas where our service offerings overlap.

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

OUR CABLE PARTNERS COULD SELL THEIR SYSTEMS OR BE ACQUIRED.

    In recent years, the cable television industry has undergone substantial consolidation. If one of our cable partners is acquired by a cable operator that already has a relationship with one of our competitors or that does not enter into a contract with us, we could lose the ability to offer our cable modem access services in the systems formerly served by our cable partner, which could have a material and adverse effect on our business and financial results. Many of the cable operators operate multiple systems, thus increasing the risk to us if they are acquired. Moreover, it is common in the cable industry for operators to swap systems, which could cause us to lose our contract for a swapped system. Even though many of our contracts obligate our cable partners to pay us a termination fee if they sell their system to another operator who does not assume our contract, the potential termination fee may not be adequate to ensure that the successor operator assumes our contract, or to compensate us fully for the loss of future business in that system.

OUR CABLE PARTNERS COULD LOSE THEIR FRANCHISES AND ARE VULNERABLE TO
COMPETITION.

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

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND OUR SERVICES COULD BECOME OBSOLETE OR FAIL TO GAIN MARKET ACCEPTANCE.

The market for our services is characterized by rapid technological advances, evolving industry standards, changes in end user requirements and frequent new service introductions and enhancements. For example, the North American cable industry has adopted a set of interface specifications, known as "DOCSIS," for hardware and software to support cable-based data delivery using cable modems. Our ability to adapt to rapidly changing technology and industry standards, such as DOCSIS, and to develop and introduce new and enhanced products and service offerings will be significant factors in maintaining or improving our competitive position, reducing our costs, and our prospects for growth. If our technologies become obsolete or fail to gain widespread consumer acceptance, or if we are unable to meet newly adopted industry standards, then our business and financial results will be materially and adversely affected.

    We currently anticipate that we will use a portion of our working capital to acquire cable modem equipment. The technology underlying that equipment is continuing to evolve. It is possible that the equipment we acquire could become obsolete prior to the time we would otherwise intend to replace it, which could require us to make unanticipated capital expenditures. Our inability to replace obsolete equipment on a timely basis could have a material adverse effect on our business and financial results.

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

    In addition, some local cable franchising authorities seek to impose "non-discrimination" or "open access" obligations on our cable partners, under which competing ISPs would have access to the high speed transmission capabilities of our cable partners' networks. AOL and Time Warner agreed to such an "open access" condition, applicable to Time Warner's cable networks, in order to obtain federal antitrust approval for their recent merger. A consortium of dial-up Internet service providers and large telephone companies are encouraging local franchising authorities and the Federal Communications Commission ("FCC") to ban the type of exclusive ISP-cable operator arrangements that we have with our cable partners that make us the exclusive supplier of high speed data on the cable systems where our service is offered. If such arrangements are banned, the Company could face additional competition from other Internet access providers using the cable system to connect to their customers, which could have a material adverse effect on our business and financial results. Both AOL Time Warner and AT&T have announced plans to open their networks to competing Internet service providers in the coming years, and AT&T and Time Warner Cable have initiated "open-access" trials with selected ISPs in several markets. Other ISPs are petitioning the FCC and various large cable operators for access to cable plants. The Company cannot predict the degree to which such voluntary or involuntary "open access" will affect our business.

    In addition, regulatory decisions that make services based on DSL technology easier for competing telephone companies to deploy over normal telephone lines and less expensive for customers to buy could negatively affect the Company's cable-based high speed access business. The FCC issued a line-sharing ruling in December 1999 that allows DSL providers to simply lease the data spectrum of the customer's local loop from the incumbent carrier. This obviates the need for the customers to lease a secondary DSL-provisioned loop from the incumbent carrier in order to obtain high speed DSL data service, which in turn could make DSL service a more cost-competitive alternative to our services. In addition, in several decisions issued in 2000, the FCC took steps designed to make it more efficient for DSL providers to locate their equipment in telephone company switching centers. Furthermore, firms controlling digital broadcast spectrum have announced plans to utilize a portion of that spectrum to offer consumers high-bandwidth data delivery via broadcast. Some DBS video companies are also deploying higher-bandwidth data delivery products. The Company cannot predict when or whether these services will be offered, but if offered, they could present material competition to our cable-based high speed access services and could materially and adversely affect our success in the marketplace.

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

RISK RELATED TO TRADING IN OUR STOCK

BECAUSE OF OUR RELATIONSHIP WITH VULCAN VENTURES, NEW INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

    Vulcan and Charter currently own 36.4% and 13.1%, respectively, of our outstanding stock assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,650,659 warrants owned by Charter. Charter, also has warrants to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. Paul Allen is the controlling stockholder of Charter and Vulcan and as a result Mr. Allen's beneficial ownership of our outstanding stock is 49.5%. Accordingly, Mr. Allen will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Mr. Allen's control relationship with us, including:

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

    In particular Mr. Allen controls Charter, our largest cable partner. Additionally, Vulcan has the exclusive right to provide or designate the first page our end users see when they log on to our service and, if it provides that first page, will be entitled to all of the related revenues. Moreover, Vulcan can prohibit us from providing content that competes with content it chooses to provide, and can prohibit us from providing telephony service if it chooses to provide those services. The Company recently received a non-binding proposal from Charter to acquire the Company's cable modem business with Charter. See
Note 7, "Business Developments" and "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of such proposal. If the transaction with Charter is consummated on the terms as proposed by Charter, all shares of preferred stock held by Charter and Vulcan would be cancelled.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     As of June 30, 2001, the Company was not a party to any material legal proceedings. See also Note 7, "Business Developments" for a discussion of a legal proceeding pending in connection with Charter's proposal to acquire the Company's cable modem business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a) In June 1999, we completed our initial public offering of Common Stock. Concurrent with the initial public offering, we sold common stock to Cisco Systems, Com21 and Microsoft under stock purchase agreements. The initial proceeds to the Company after deducting underwriting discounts and commissions of $13,081,250 were $199,768,750. Through June 30, 2001 the gross proceeds of the offering have been applied as follows:

    Direct or indirect payment to others for:

                Underwriting discounts and commissions    $ 13,081,250
                Other offering expenses                   $  1,828,854
                Working capital                           $197,939,896


    None of these expenses were direct or indirect payments to investors or officers or 10% stockholders of the Company. The remainder of the proceeds is invested in interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of corporations and the U.S. Government.

    (b) In December 2000, we issued and sold 38,000 shares and 37,000 shares of senior convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, respectively. In this private placement, we received aggregate consideration of $38,000,000 and $37,000,000 from Vulcan and Charter, respectively. The preferred stock may convert into common stock of the Company at a conversion price of $5.01575 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. The initial proceeds to the Company were $75.0 million. Through June 30, 2001 the proceeds have been applied as follows:

    Direct or indirect payment to others for:

                Offering expenses                         $  1,000,000
                Working capital                           $ 25,147,734


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

    None

ITEM 5 - OTHER INFORMATION.

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

           See attached exhibit index.

    (b) Reports on Form 8-K

           On June 18, 2001, the Company filed a report on Form 8-K which announced that its Annual Meeting of Stockholders would be held on August 3, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date:   August 14, 2001           By /s/ Daniel J. O'Brien
                                     ------------------------
                                         Daniel J. O'Brien
                                         President, Chief Executive Officer
                                         and Director

Date    August 14, 2001           By /s/ George Willett
                                     ------------------------
                                         George Willett
                                         Chief Financial Officer

                                  Exhibit Index

     EXHIBIT
     NUMBER                                EXHIBIT TITLE
     -------                               -------------
     10.1       Restricted  Stock  Agreement  by and  between  High Speed  Access
                Corp. and George Willett dated February 2, 2001.

     10.2       Restricted  Stock  Agreement  by and  between  High Speed  Access
                Corp. and Gregory G. Hodges dated February 14, 2001.

     10.3       Restricted  Stock  Agreement  by and  between  High Speed  Access
                Corp. and Richard George dated February 14, 2001.

     10.4       Restricted  Stock  Agreement  by and  between  High Speed  Access
                Corp. and Charles E. Richardson III dated February 14, 2001.

     10.5       Employment  Agreement by and between High Speed Access Corp.  and
                Charles E. Richardson III dated June 4, 2001.

     10.6       Employment  Agreement by and between High Speed Access Corp.  and
                George E. Willett dated June 4, 2001.

     10.7       Employment  Agreement by and between High Speed Access Corp.  and
                John Hundley dated June 4, 2001.

     10.8       Amended and  Restated  Employment  Agreement  by and between High
                Speed Access Corp. and Daniel J. O'Brien dated June 22, 2001.

     10.9       Restricted  Stock  Agreement  by and  between  High Speed  Access
                Corp. and Daniel J. O'Brien dated June 22, 2001.

     10.10      Employment  Agreement by and between High Speed Access Corp.  and
                Gregory G. Hodges dated July 2, 2001.

     10.11      Employment  Agreement by and between High Speed Access Corp.  and
                Richard George dated July 6, 2001.