Form 10-Q
period 2001-09-30
HIGH SPEED ACCESS CORP
filed 2001-11-14
CIK 1075244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to            .
                                                    -----------    -----------

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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of October 31, 2001...60,394,835

================================================================================

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed  Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
    December 31, 2000                                                                     3

    Condensed Consolidated Statements of Operations for the three and nine
    months ended September 30, 2001 and 2000 (Unaudited)                                  4

    Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 2001 and 2000 (Unaudited)                             5

    Notes to Condensed Consolidated Financial Statements (Unaudited)                      6

  Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                    11

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    26

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                             26

  Item 2 - Changes in Securities and Use of Proceeds                                     27

  Item 3 - Defaults upon Senior Securities                                               27

  Item 4 - Submission of Matters to a Vote of Security Holders                           27

  Item 5 - Other Information                                                             27

  Item 6 - Exhibits and Reports on Form 8-K                                              27

  Signatures                                                                             29

Part I. Financial Information

     Item 1. Financial Statements

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2001          2000
                                                                           -------------   ------------
                                                                            (UNAUDITED)
                               ASSETS

Current assets:
     Cash and cash equivalents                                               $  12,132      $ 114,847
     Short-term investments                                                     22,419         13,229
     Restricted cash                                                             2,404          2,469
     Accounts receivable, net of allowance for doubtful accounts of $595
       and $296, respectively                                                    5,131          2,087
     Prepaid expenses and other current assets                                   6,528          3,818
                                                                             ---------      ---------
            Total current assets                                                48,614        136,450

Property, equipment and improvements, net                                       29,472         63,008
Intangible assets, net                                                              --          4,197
Deferred distribution agreement costs, net                                       9,082         11,783
Other non-current assets                                                         5,424          4,269
                                                                             ---------      ---------
            Total assets                                                     $  92,592      $ 219,707
                                                                             =========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $   5,467      $  15,395
     Accrued compensation and related expenses                                   7,939          6,757
     Other current liabilities                                                  13,048          9,073
     Long-term debt, current portion                                             2,359          2,633
     Capital lease obligations, current portion                                  8,261          7,790
                                                                             ---------      ---------
            Total current liabilities                                           37,074         41,648

Long-term debt                                                                     516          2,313
Capital lease obligations                                                        5,311         11,380
Other liabilities                                                                  551             --
                                                                             ---------      ---------
            Total liabilities                                                   43,452         55,341
                                                                             ---------      ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value (aggregate liquidation
     preference of $75.0 million), 10,000,000 shares authorized,
     75,000 shares issued and outstanding at September 30, 2001 and
     December 31, 2000                                                               1              1

   Common stock, $.01 par value, 400,000,000 shares authorized,
     60,394,835 and 58,684,052 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                        604            587

     Class A common stock, 100,000,000 shares authorized, none issued
     and outstanding                                                                --             --

     Additional paid-in-capital                                                742,144        737,215

     Deferred compensation                                                      (2,056)          (713)

     Accumulated deficit                                                      (691,907)      (573,217)

     Accumulated other comprehensive income                                        354            493
                                                                             ---------      ---------
            Total stockholders' equity                                          49,140        164,366
                                                                             ---------      ---------
            Total liabilities and stockholders' equity                       $  92,592      $ 219,707
                                                                             =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      -----------------------------  ------------------------------
                                                                          2001             2000         2001              2000
                                                                      ------------     ------------  ------------      ------------

Net revenue                                                           $     11,396     $      4,282  $     27,700      $      9,033

Costs and expenses:
Operating                                                                   17,839           18,133        62,319            48,923
Engineering                                                                  4,626            6,048        17,466            16,439
Sales and marketing                                                          1,163            5,928         8,603            18,393

General and administrative:
  Non-cash compensation expense from stock options, warrants
       and restricted stock                                                    240               95           510               143
  Amortization of distribution agreement costs                                 643              796         5,322             1,912
  Asset impairment charges                                                  27,480               --        29,147                --
  Other general and administrative expenses                                 10,681            6,520        24,080            15,660
                                                                      ------------     ------------  ------------      ------------
  Total general and administrative                                          39,044            7,411        59,059            17,715
                                                                      ------------     ------------  ------------      ------------
  Total costs and expenses                                                  62,672           37,520       147,447           101,470
                                                                      ------------     ------------  ------------      ------------
Loss from operations                                                       (51,276)         (33,238)     (119,747)          (92,437)
Investment income                                                              536            1,544         2,835             5,535
Interest expense                                                              (551)            (544)       (1,778)           (1,564)
                                                                      ------------     ------------  ------------      ------------
Net loss available to common stockholders                             $    (51,291)    $    (32,238) $   (118,690)     $    (88,466)
                                                                      ============     ============  ============      ============
Basic and diluted net loss available to common stockholders per share $      (0.87)    $      (0.56) $      (2.02)     $      (1.59)
                                                                      ============     ============  ============      ============

Weighted average shares used in computation of basic and diluted net
  loss available to common stockholders per share                       58,811,036       57,112,159    58,755,437        55,563,508

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 2001           2000
                                                                                               ---------      ---------

OPERATING ACTIVITIES
Net loss                                                                                       $(118,690)     $ (88,466)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                                           25,863         14,549
          Asset impairment charges                                                                29,147             --
          Non-cash  compensation expense from stock options, warrants and restricted stock           510            143
          Amortization of distribution agreement costs                                             5,322          1,912
          Changes in operating assets and liabilities:
              Restricted cash                                                                         65         (2,439)
              Accounts receivable                                                                 (3,044)        (1,125)
              Prepaid expenses and other current assets                                           (3,419)            (6)
              Other non-current assets                                                            (1,155)          (195)
              Accounts payable                                                                   (12,824)         4,101
              Accrued compensation and related expenses                                            1,279          1,948
              Other current liabilities                                                            3,649          4,715
              Other liabilities                                                                      551             --
                                                                                               ---------      ---------
Net cash used in operating activities                                                            (72,746)       (64,863)
                                                                                               ---------      ---------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                         (40,740)       (95,890)
     Sales and maturities of short-term investments                                               31,411        180,781
     Purchases of property, equipment and improvements, net of leases                            (12,870)       (27,088)
     Net cash paid in connection with the purchase of Digital Chainsaw                                --         (3,573)
                                                                                               ---------      ---------
Net cash (used in) provided by investing activities                                              (22,199)        54,230
                                                                                               ---------      ---------
FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                                                       --         10,000
     Payments on capital lease obligations                                                        (5,949)        (3,940)
     Proceeds from long-term debt                                                                  1,900          1,213
     Payments on long-term debt                                                                   (3,721)          (814)
     Proceeds from exercise of stock options                                                          --            672
                                                                                               ---------      ---------
Net cash (used in) provided by financing activities                                               (7,770)         7,131
                                                                                               ---------      ---------
Net change in cash and cash equivalents                                                         (102,715)        (3,502)

Cash and cash equivalents, beginning of period                                                   114,847         53,310
                                                                                               ---------      ---------
Cash and cash equivalents, end of period                                                       $  12,132      $  49,808
                                                                                               =========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired under capital leases                                                   $     351      $  11,346
     Property and equipment purchases payable                                                  $   1,401      $   1,460
     Warrants earned in connection with distribution agreements                                $   2,621      $   8,846
     Issuance of common stock and employee stock options in connection with the
       purchase of Digital Chainsaw                                                                   --      $  21,611
     Issuance of common stock in connection with distribution agreement                        $     375             --
     Issuance of common stock in connection with restricted stock grants                       $   1,853             --
     Issuance of common stock in connection with employer match for 401(k) Plan                $      97             --

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

     In exchange for providing the Company with access to its customers in the turnkey solution, we pay the cable operator a portion of the monthly fees received from an end user that subscribes to our services. In an unbundled or Network Services solution, we deliver fewer services and incur lower costs than a turnkey solution, but also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Under the Network Services solution, our cable partners will typically bill the end user and will remit to us our percentage of the revenue or the fixed fee. Network Services solutions have become a significant part of our business mix.

     On September 28, 2001, we entered into an asset purchase agreement with Charter Communications Holding Company, LLC, an affiliate of Charter Communications, Inc. ("Charter"), pursuant to which we will sell to Charter substantially all of the assets and operations associated with our provision of high speed Internet access to residential and commercial customers of Charter and its affiliates via cable modems. This sale is subject to approval by a majority of the holders of our common stock other than Charter, Vulcan Ventures, Incorporated ("Vulcan"), their affiliates and our executive officers. We have also agreed to continue these operations until the closing of the asset sale.

     We are presently winding down our operations other than those subject to the asset purchase agreement. We intend to either fulfill or negotiate an early termination to our existing contractual obligations to Kabel Nordrhein-Westfalen GMBH & Co. ("KNRW") in Germany. At this time, we cannot predict whether our KNRW contract, pursuant to which we provide ISP infrastructure services, will terminate upon fulfillment in August 2002, or be mutually terminated on some earlier date.

     If the closing of the asset purchase agreement does not occur, we will likely file for bankruptcy.

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, except for the asset impairment and restructuring charges taken during the period ended September 30, 2001, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ABILITY TO CONTINUE AS A GOING CONCERN

     As of September 30, 2001, we had $36.9 million in cash and cash equivalents, short-term investments and restricted cash. In order to preserve cash, the Company has implemented a series of significant cost reduction measures. Among the actions being taken by the Company are:

     o the completion of its previously announced exit from certain non-Charter one-way cable TV markets;

     o substantially completed the exit of its turnkey contracts with cable operators other than Charter (covering approximately 23,000 subscribers);

     o the scaling back of the operations of Digital Chainsaw, Inc. ("Digital"), including reducing its workforce and eliminating all service offerings other than web site hosting and the subsequent sale of substantially all of the operating assets, including hosted customer websites, on October 31, 2001;

     o ceasing entry into the Digital Subscriber Line ("DSL") market and ceasing development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term;

     o    material reductions in workforce; and

     o entering into a management agreement with Charter, pursuant to which Charter is responsible for the purchase and installation of cable modems and related equipment while sharing responsibility for product marketing. In addition, Charter has the option to undertake additional management responsibilities with respect to the business related to the assets it seeks to acquire.

     After these changes are completed, the Company's operations will consist of its cable Internet access business with Charter and our existing international ISP infrastructure services business. The Company expects these reductions in its operations to result in future operating cost reductions, the amounts of which cannot yet be determined. However, even with these changes, the Company will continue to experience substantial negative cash flow from its remaining operations. Although the Company will continue to monitor the size of its workforce and the levels of its other operating costs and cash commitments with a view to conserving cash, the Company will not be able to reduce costs significantly enough to continue as a going concern without additional financing.

     The Company believes that it will not be able to secure additional financing in the current economic environment being faced by the telecommunications industry before its cash reserves are depleted in early 2002. In light of the difficult current financing environment, the Company has entered into the asset purchase agreement with Charter. If the asset sale to Charter is not consummated, the Company will likely file for bankruptcy.

     Consequently, there is substantial doubt as to the Company's ability to continue as a going concern unless it completes the sale of assets to Charter. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and include no adjustments that may result from the outcome of this uncertainty.

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

     In addition, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 142 is effective for the Company beginning on January 1, 2002. The Company has no intangible assets or goodwill at September 30, 2001, and therefore expects that the adoption of SFAS 142 on January 1, 2002 will have no impact on the financial condition or results of operations of the Company.

     In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121. SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company beginning on January 1, 2002.

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

     Basic and diluted net loss available to common stockholders per share for the three months ended September 30, 2001 and 2000, were $0.87 and $0.56 based on weighted average shares outstanding of 58,811,036 and 57,112,159, respectively. For the nine months ended September 30, 2001 and 2000, basic and diluted net loss available to common stockholders were $2.02 and $1.59 based on weighted average shares outstanding of 58,755,437 and 55,563,508, respectively. Diluted loss available to common stockholders per share equals basic loss available to common stockholders per share because the assumed exercise of the Company's stock options and warrants and the assumed conversion of preferred stock are dilutive.

     Options and warrants to purchase 10,874,224 shares and 7,857,519 shares of common stock at September 30, 2001 and 2000, respectively, were excluded from the calculation of net loss available to common stockholders per share. There is a potential to issue additional warrants pursuant to the agreements set forth in
Note 5. These potential warrants have been excluded from the calculation above because they are not currently measurable and would be dilutive. Also excluded from the calculation were 75,000 shares of preferred stock that are convertible into 14,952,906 shares of common stock at September 30, 2001 and 1,495,000 shares of un-vested, restricted stock issued during the quarter.

NOTE 4 - COMPREHENSIVE LOSS

     Comprehensive loss, comprised of net loss available to common stockholders and net unrealized holding gains and losses on investments, totaled $51.3 million and $32.2 million for the three months ended September 30, 2001 and 2000, respectively, and $118.8 million and $87.7 million for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 5 - DISTRIBUTION AGREEMENTS

     As an inducement to certain cable partners to commit systems, the Company issued warrants to purchase its common stock in connection with Network Service agreements and other agreements, collectively referred to as distribution agreements. The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the respective cable system, generally four to five years, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

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

     In connection with this distribution agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the distribution agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the distribution agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of common stock upon any renewal of the May 2000 agreement. If the asset sale to Charter is consummated, the warrant and the May 2000 agreement will terminate. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase 0.5 shares for each home passed in the systems for which the May 2000 agreement is renewed. With respect to each home passed, launched or intended to be launched on or before the second anniversary date of the second distribution agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. As of September 30, 2001, the Company has paid Charter approximately $6.7 million of launch fees related to launched systems or systems to be deployed in the near future. In these systems where the Company paid a launch fee to Charter, the Company receives additional revenue in years two through five of the distribution agreement. The launch fees paid are amortized against the additional revenue received from Charter. The Company recently received a non-binding proposal from Charter to acquire the Company's cable modem business with Charter. See Note 7, "Business Developments" and "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of such proposal.

     For the three and nine months ended September 30, 2001, the Company recognized $6.7 million and $16.4 million of revenue, respectively, under these Charter distribution agreements. At September 30, 2001 the Company had receivables from Charter of $4.4 million.

     As of September 30, 2001, various cable partners, including Charter, had earned 2,826,714 warrants under distribution agreements. No additional warrants were earned during the three months ended September 30, 2001. Deferred distribution agreement costs of $9.1 million, net of accumulated amortization of $8.2 million, were recorded in conjunction with these warrants at September 30, 2001. Amortization of distribution agreement costs of $0.6 million and $5.3 million were recognized in the statement of operations for the three and nine months ended September 30, 2001, respectively. Included in the nine month amount are deferred distribution agreement costs of $2.8 million related to warrants in terminated systems. The remaining distribution agreement costs which relate solely to Charter systems, will be written off in connection with the asset sale to Charter.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company, our directors, our former directors, as well as Charter and Paul Allen have been named as defendants in three class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault, et. al. v. O'Brien, et. al., Civil Action No. 19045NC, Tesche, et. al. v. O'Brien, et al., Civil Action No. 19046NC and Johnson, et. al. v. O'Brien, et. al., Civil Action No. 19053NC). All three lawsuits, which subsequently have been consolidated, allege, among other things, that the initially proposed cash purchase price of $73 million is grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable CCI [Charter] and Allen to acquire [the company's] valuable assets for their own benefit at the expense of [the company's] public shareholders."

     The suits allege that the defendants breached their fiduciary duties owed to the Company in connection with the making and consideration of Charter's proposal. The plaintiffs ask to represent the interests of all common stockholders of the Company and seek injunctive relief preventing the Company from going forward with the transaction, to rescind the transaction in the event it is consummated and unspecified monetary damages. We believe these lawsuits are without merit and intend to vigorously defend against the claims made therein.

     Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit alleges that the Company's Registration Statement dated June 3, 1999 and Prospectus dated June 4, 1999 (together "offering materials") for the issuance and initial public offering of 13,000,000 shares of the Company's common stock to investors contained material misrepresentations and/or omissions, alleging that the Company's four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all common shareholders of the Company and seeks unspecified monetary damages. We believe this lawsuit is without merit and intend to vigorously defend against the claims made therein.

     Other than the matters above, the Company is not a party to any material legal proceedings. In the opinion of management, the amount of ultimate liability with respect to any actions known as of September 30, 2001 will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 7 - BUSINESS DEVELOPMENTS

     On September 28, 2001, we entered into an asset purchase agreement with Charter pursuant to which we will sell to Charter substantially all of the assets and operations associated with our provision of high speed Internet access to residential and commercial customers of Charter and its affiliates via cable modems. We have also agreed to continue these operations until the closing of the asset sale. The agreed-upon purchase price for the contracts and associated assets is $81.1 million, consisting of cash and the assumption of certain liabilities, subject to certain adjustments. In addition, as part of the proposed transaction consideration, all 37,000 and 38,000 shares of the Company's convertible preferred stock held by Charter and Vulcan, respectively, would be cancelled. Additionally, all warrants held by Charter to purchase shares of our common stock would be cancelled.

     In September 2001, our agreement with Time Warner Cable, a unit of AOL/Time Warner, covering the provision of high speed Internet access services over AOL/Time Warner's cable systems terminated in accordance with its terms. We had entered into this agreement in May 2001.

     On October 31, 2001 we sold substantially all of the operating assets of Digital, including its hosted customer websites.

     In addition to the asset sale to Charter described above, on November 1, 2001 we entered into an agreement with Vulcan to purchase 20,222,139 shares of our common stock from Vulcan for an aggregate purchase price of $4.4 million or $0.22 per share. This purchase price represents a discount of 26% to our common stock's 20-day trailing average closing price as of October 26, 2001. This purchase is conditioned on, and will close concurrently with, the consummation of the asset sale. The shares of common stock subject to this agreement represent all of the shares of our common stock held by Vulcan.

     During the third quarter of 2001, the Company recorded an asset impairment charge of $27.5 million for the write-down of non-Charter fixed assets. These assets include equipment used in two-way markets in which we ceased operations and other excess inventory used in the cable modem and DSL businesses, furniture, fixtures and equipment located in our Denver corporate headquarters and call center, regional offices and Digital facility, information systems not being purchased by Charter, and the goodwill related to the purchase of CATV.net, Inc. ("CATV"), High Speed Access Network, Inc. ("HSAN") and Digital. Additionally, the Company recorded in general and administrative expenses an estimate for lease termination charges of $3.9 million relating to office space which we currently intend to vacate.

     Also during the third quarter of 2001, the Company recorded in general and administrative expenses $3.2 million of severance and related costs relating to workforce reductions of approximately 250 employees. Approximately $0.9 million of these costs were paid during the quarter ended September 30, 2001. The balance of the severance benefits will be paid through the first quarter of 2002.

NOTE 8 - SEGMENT INFORMATION

     Segment information has been prepared in accordance with Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has two reportable segments:
International ISP Infrastructure Services and High Speed Internet Access and Related Services. The segments were determined based upon the types of services offered.

     In February 2001, the Company began providing Internet infrastructure services to KNRW in Germany. Revenues from the service agreement are recognized as services are provided. Prior to 2001, the International ISP Infrastructure Services segment expenses related to business development activities.

     The High Speed Internet Access and Related Services segment includes all operations of the cable modem business, Digital, and all corporate departments including accounting, marketing, engineering, human resources and legal and regulatory functions.

     Results of each segment are measured based upon income (loss) from operations before investment income, interest expense and taxes. In addition, income (loss) from operations for the International ISP Infrastructure Services segment excludes allocations of corporate overhead expenses.

     The following table sets forth certain financial information by segment (in thousands):

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        ------------------------      ------------------------
                                                          2001           2000           2001           2000
                                                        ---------      ---------      ---------      ---------

Net revenue:

    International ISP Infrastructure Services           $   2,615      $      --      $   4,692      $      --
    High Speed Internet Access and Related Services         8,781          4,282         23,008          9,033
                                                        ---------      ---------      ---------      ---------
      Total net revenue                                 $  11,396      $   4,282      $  27,700      $   9,033
                                                        =========      =========      =========      =========

Income (loss) from operations:

    International ISP Infrastructure Services           $   1,445      $    (335)     $   1,891      $    (749)
    High Speed Internet Access and Related Services       (52,721)       (32,903)      (121,638)       (91,688)
                                                        ---------      ---------      ---------      ---------
      Total income (loss) from operations               $ (51,276)     $ (33,238)     $(119,747)     $ (92,437)
                                                        =========      =========      =========      =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Company is not soliciting the vote of any of its stockholders with respect to the approval of the proposed sale of substantially all of its assets to Charter pursuant to this Quarterly Report on Form 10-Q. The Company intends to provide to stockholders, as soon as reasonably practicable, a definitive proxy statement relating to a special meeting of stockholders at which, among other things, the sale of substantially all of the Company's assets to Charter will be considered.

OVERVIEW

     We provide high speed Internet access to residential and commercial customers primarily via cable modems. As of September 30, 2001, we had deployed our services in systems covering approximately 3,850,000 homes passed and had approximately 200,000 high speed residential end users. Approximately 3,675,000 of our 3,850,000 homes passed are deployed to business and residential customers of Charter. Subsequent to September 30, 2001, we have successfully negotiated out of all non-Charter distribution agreements.

     On September 28, 2001, we entered into an asset purchase agreement with Charter, pursuant to which we will sell to Charter substantially all of the assets and operations associated with our provision of high speed Internet access to residential and commercial customers of Charter and its affiliates via cable modems. We have also agreed to continue these operations until the closing of the asset sale.

     We are presently winding down our operations other than those subject to the asset purchase agreement. We intend to either fulfill or negotiate an early termination to our existing contractual obligations to KNRW in Germany. At this time, we cannot predict whether our KNRW contract, pursuant to which we provide ISP infrastructure services, will terminate upon fulfillment in August 2002, or be mutually terminated on some earlier date.

     If the closing of the asset purchase agreement does not occur, we will likely file for bankruptcy.

OUR BUSINESS PRIOR TO THE CLOSING

     Until the closing of the asset purchase agreement, we will provide high speed Internet access via cable modems to residential and commercial customers of Charter. At the closing, we will transfer to Charter essentially all of the assets related to these operations in accordance with the terms of the asset purchase agreement. In the event that the closing does not occur, we will likely file for bankruptcy.

     We provide services to residential and commercial customers of Charter, primarily in exurban markets. Pursuant to our existing operating agreements with Charter, we provide a suite of services on a comprehensive "turnkey" basis as well as on an unbundled or "network services" basis. These services enable Charter's customers to receive high speed Internet access. Previously, we had similar relationships with cable system operators other than Charter. However, we have exited from these relationships.

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

     In a Network Services solution, we deliver fewer services and incur lower costs than in a turnkey solution but will also earn a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Charter bills the end user and remits to us our percentage of the revenue or the fixed fee. Network Services solutions have become a significant part of our business mix.

     In connection with the asset purchase agreement, we have entered into a management agreement with Charter relating to the management of these operations prior to the closing. Under the management agreement, Charter will assume responsibility for the purchase and installation of cable modems and will share marketing responsibilities with us.

     Our revenue also includes international ISP infrastructure services to KNRW in Germany. During 2001, international revenue has become an increasingly significant part of our business mix.

OUR BUSINESS AFTER THE CLOSING

     We have not yet determined what our strategic direction will be following the consummation of the asset sale and are considering at least three possible alternatives. Currently, we anticipate pursuing one of the following three options.

o Option 1 - Make No Distribution; Retain the Proceeds and Reinvent the Business. We may elect to:

(i)    make no distribution to stockholders:

(ii) proceed, as expeditiously and prudently as possible, with the sale of all of our remaining assets except those required to fulfill our existing contractual obligations with respect to our international operations or new strategic initiatives; and

(iii) use all of the proceeds from the asset sale to pursue select domestic business opportunities as they arise, including the possible acquisition of an existing business or the development of one or more new businesses.

o Option 2 -- Make a Partial Distribution; Retain Part of the Proceeds and Reinvent the Business. We may elect to:

(i) make a portion of the proceeds from the asset sale available to our stockholders through a direct distribution, a stock redemption or stock repurchase program;

(ii) proceed, as expeditiously and prudently as possible, with the sale of all of our remaining assets except those required to fulfill our existing contractual obligations with respect to our international operations or new strategic initiatives; and

(iii) use the remaining proceeds from the asset sale to pursue select domestic business opportunities as they arise, including the possible acquisition of an existing business or the development of one or more new businesses.

o Option 3 -- Distribute All of the Proceeds: Wind Down the Business and Dissolve. We may decide to cease all of our operations and seek stockholder approval of a plan of liquidation and dissolution so that we may liquidate all of our remaining assets, pay our known liabilities, distribute our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities that we reasonably expect to be incurred) and dissolve.

     At this time, we cannot predict which option we will pursue. We currently do not know whether we will make any distributions, or, if we do, the number, amount or timing of such distributions. Additionally, we may not be successful in identifying, developing and executing a new business strategy and could eventually use all, or a substantial portion, of our remaining cash on hand in connection with any such new business efforts.

     In the event we decide to pursue option 1 or option 2, we anticipate that our operations would consist of the businesses described below. There may be additional risks that we do not currently know of or that we currently deem immaterial because of the information available to us. All of these risks may impair our business operations and could decrease the value of your investment.

INTERNATIONAL BUSINESS

     We provide professional services relating to the design, testing and implementation of broadband Internet access infrastructure services to KNRW in Germany. Revenues from the service agreement are recognized as services are provided. For the three and nine months ended September 30, 2001, we recognized revenues from the service agreement of $2.6 million and $4.7 million, respectively. Although we believe our international business will be profitable in the current year and beyond, we cannot assure you that it will be profitable.

     Although the term of our current master contract with KNRW expires in February 2004, our present engagement is scheduled to terminate in August 2002. We are discussing with KNRW the possibility of mutually terminating our engagement prior to that, but we cannot predict exactly when that might occur, if it occurs at all. In any event, KNRW has the right to terminate our contract with them after the 18-month anniversary of the execution of the contract (August 2002) or in the event we engage in a transaction constituting a "change of control" of High Speed Access International, the subsidiary through which we operate our international business. Even if we do not negotiate an early termination to the contract, we cannot assure you that KNRW will not terminate our contract in August 2002 or attempt to do so following the consummation of the asset sale.

OTHER BUSINESS OPPORTUNITIES; POSSIBLE DISSOLUTION

     We also may decide to explore opportunities to acquire, invest in or develop new lines of business. To date, the board has not proposed a new strategic direction for the Company. Accordingly, we cannot predict what businesses we may enter or strategies we may adopt; and thus can offer no indication of what risks and opportunities might arise in the context of such a new direction.

RECENT DEVELOPMENTS

     Since July 2001, we have taken the following actions to reduce our operating costs:

     o Exit from One-Way Cable TV Markets. We have completed our previously announced exit from one-way cable TV markets. In the second quarter of 2001, we recorded a $1.7 million asset impairment charge for the write-down of equipment used in one-way markets and a $1.1 million charge for other operating costs, primarily non-cancelable lease obligations.

     o Exit from Most Two-Way Cable TV Markets. We have exited all of our two-way cable system agreements except for those with Charter. As of September 30, 2001, we were in the process of terminating service in 40 systems covering approximately 500,000 homes passed and serving 23,000 high speed residential customers. We will not recognize any revenue from these subscribers subsequent to October 1, 2001, although we may continue to provide certain services, including e-mail, personal web pages and assistance in transitioning services to new providers, through November 30, 2001. During the quarter ended September 30, 2001 we recorded an asset impairment charge of $17.5 million for the write-down of the equipment used in these markets, additional excess inventory used in the cable modem business, furniture and fixtures and equipment located in our Denver corporate headquarters and call center and other regional offices, and the write off of the remaining goodwill associated with the acquisition of CATV and HSAN.

     o Wind Down of Digital, No Earnout Payment. During the quarter ended September 30, 2001, we recorded an asset impairment charge of $2.2 million for the write-down of the Digital assets, including the write-off of the remaining goodwill associated with the acquisition of Digital.

          In June 2000, we entered into an agreement to acquire Digital, a Florida-based web hosting and systems integration company. In August 2000, we issued 3,000,000 shares of common stock in connection with this transaction in exchange for all for the outstanding shares of Digital. The purchase agreement requires us to issue up to $25.0 million of our common stock to Digital's former shareholders if Digital met certain revenue performance targets during 2000 and 2001. On September 29, 2001, we issued to the Digital former shareholders' representative a report indicating that Digital had not met the revenue performance targets established for 2000 and 2001. On October 31, 2001 we sold substantially all of the operating assets of Digital, including its hosted customer websites.

     o Abandon DSL Effort. We have discontinued our efforts to enter the DSL market and are attempting to sell our DSL equipment. For the quarter ended September 30, 2001, we recorded an asset impairment charge relating to the DSL assets of $3.2 million. In connection with the purchase of certain DSL assets, we entered into a $1.9 million debt financing agreement with Lucent Technologies Inc. ("Lucent") in July 2001. The debt obligation was paid in full on September 28, 2001 at a discount of $250,000. This transaction, along with prior purchases, has fulfilled our $5.0 million purchase obligation with Lucent.

     o Write Off Unnecessary Information Systems. We recorded an asset impairment charge of $4.6 million during the quarter ended September 30, 2001 for information systems which are not being acquired by Charter and are not required for our continued operations.

     o Exit Unnecessary Leased Space. We recorded a charge of $3.9 million during the quarter ended September 30, 2001 for non-cancelable lease obligations for office space which we currently intend to vacate.

     o Prepay Certain Obligations. We expect to pay certain debt and lease obligations immediately prior to the closing of the asset sale. We expect to pay approximately $9.5 million related to these obligations and record a charge of approximately $1.1 million related to the early termination of these obligations assuming closing of the asset sale occurs on or prior to December 31, 2001.

     o Terminate AOL/TimeWarner Agreement. In September 2001, our agreement with Time Warner Cable, a unit of AOL/Time Warner, covering the provision of high speed Internet access services over AOL/Time Warner's cable systems terminated in accordance with its terms. We had entered into this agreement in May 2001.

     o Reduce Workforce. We have reduced our workforce to include only those employees that Charter has agreed to hire on the closing date, those necessary to operate any assets to be operated as a going concern after the closing and those necessary to effect the orderly wind-down and/or restructuring of our remaining assets. Excluding our international operating personnel (21 employees as of October 15, 2001), we expect to reduce our staff to 12 to 15 full time employees on or about January 1, 2002, after the consummation of the asset sale. During the quarter ended September 30, 2001, we incurred approximately $3.2 million in severance and related costs relating to these workforce reductions. We do not expect that we will incur additional costs related to workforce reductions or severance in the fourth quarter of 2001.

          At the present time, with the exception of the continuing Charter operations and the wind-down of our non-Charter turnkey business, the only assets we are operating are those directly related to the fulfillment of our KNRW contract in Germany.

     We will continue to monitor the size of our workforce and the levels of our other operating costs and cash commitments with a view to conserving cash, thereby enhancing our ability to pursue alternative business strategies and/or maximize a potential distribution to our stockholders.

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

     o Asset impairment charges, which consists of the write-down of non-Charter fixed assets. These assets include equipment used in exited two-way markets and other excess inventory used in the cable modem and DSL businesses, furniture, fixtures and equipment located in our Denver corporate headquarters and call center, regional offices and Digital facility, information systems not being purchased by Charter, and the goodwill related to the purchase of CATV, HSAN and Digital.

     o Other general and administrative expenses, which consist primarily of salaries for our executive, administrative and finance personnel; allocated cost of facilities; severance and related costs; amortization of goodwill; and fees for professional services.

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. The factors that may contribute to fluctuations in our operations are set forth generally under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" and particularly in that section under the heading "Our Quarterly Operating Results Are Likely To Fluctuate Significantly And May Not Meet Our Expectations Or The Expectations Of Analysts And Investors". As a result of such factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Net revenue consists of net monthly subscription fees for cable modem-based and traditional dial-up Internet services, cable modem rental income, international infrastructure services, monthly fees for web hosting services and overall strategic consulting. Total net revenue for the three months ended September 30, 2001 and 2000 was $11.4 million and $4.3 million, respectively, an increase of $7.1 million. Total net revenue for the nine months ended September 30, 2001 and 2000 was $27.7 million and $9.0 million, respectively, an increase of $18.7 million.

     In February 2001, the Company began providing internet infrastructure services to KNRW in Germany. Revenues from the service agreement are recognized as services are provided. For the three and nine months ended September 30, 2001, the Company recognized revenues of $2.6 million and $4.7 million, respectively. This agreement is terminable by KNRW in the event of a change of control of the Company.

Revenue by product offering as a percentage of total net revenue is as follows:

                                                                                % OF REVENUE
                                                      THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                                      -------------------------------    ------------------------------
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----

Cable modem-based subscription fees - Turnkey               28%              37%              31%              42%
Cable modem-based subscription fees - Network Services      30%              11%              27%               8%
Traditional dial-up service fees                             2%              10%               4%              14%
Cable modem rental fees                                     14%              19%              16%              21%
International infrastructure services                       23%              --               17%              --
Web hosting                                                  2%               3%               3%               1%
Other revenue                                                1%              20%               2%              14%
                                                           ---              ---              ---              ---
                                                           100%             100%             100%             100%
                                                           ===              ===              ===              ===

COSTS AND EXPENSES

     OPERATING. Operating costs for the three months ended September 30, 2001 and 2000 were $17.8 million and $18.1 million, respectively, a decrease of $0.3 million. The decrease in operating costs for the quarter resulted primarily from cost savings associated with exiting certain non-Charter one-way cable TV markets, scaling back operations of Digital and cost reduction efforts for the remaining cable modem business. These cost reductions were partially offset by increases in personnel and personnel related costs for additional staff in our customer care and international operations. Operating costs for the nine months ended September 30, 2001 and 2000 were $62.3 million and $48.9 million, respectively, an increase of $13.4 million. The increase in operating costs during 2001 resulted primarily from an increase in personnel and personnel related costs for additional staff in our customer care and network operation centers, international operations and additional personnel costs associated with the purchase of Digital, our larger subscriber base, additional depreciation of capital equipment from the expansion of our network during the first half of the year and the installation of cable modems for additional subscribers. In addition, operating costs for the nine months ended September 30, 2001 include lease termination and other one-way system charges of $1.1 million.

     ENGINEERING. Engineering expenses for the three months ended September 30, 2001 and 2000 were $4.6 million and $6.0 million, respectively, a decrease of $1.4 million. The decrease in engineering expenses for the quarter resulted primarily from a reduction in expenses for the development of our information systems and the curtailment of developing new service and product offerings. Engineering expenses for the nine months ended September 30, 2001 and 2000 were $17.5 million and $16.4 million, respectively, an increase of $1.1 million. The increase in engineering expenses for the nine month period resulted from the development and support of information systems, an increase in personnel and personnel-related costs for additional technical staff to support cable modem services during the first half of the year, continued network design and system testing during the first half of the year and additional depreciation on capital equipment. These increases were partially offset by a reduction in expenses for the development of our billing system.

     SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 2001 and 2000 were $1.2 million and $5.9 million, respectively, a decrease of $4.7 million. Sales and marketing expenses for the nine months ended September 30, 2001 and 2000 were $8.6 million and $18.4 million, respectively, a decrease of $9.8 million. The decrease in sales and marketing expenses resulted primarily from lower direct advertising costs, and reduced sales and marketing efforts due to exiting certain non-Charter markets.

     NON-CASH COMPENSATION EXPENSE FROM STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK. Non-cash compensation expense from stock options, warrants and restricted stock for the three months ended September 30, 2001 and 2000 was $0.2 million and $0.1 million, respectively, an increase of $0.1 million. Non-cash compensation expense from stock options, warrants and restricted stock for the nine months ended September 30, 2001 and 2000 was $0.5 million and $0.1 million, respectively, an increase of $0.4 million. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period, the amortization of common stock purchase warrants issued to contractors and the fair value of restricted stock amortized over the restriction period. The increase in 2001 resulted from the issuance of 1.5 million shares of restricted stock to key members of management.

     AMORTIZATION OF DISTRIBUTION AGREEMENT COSTS. Amortization of distribution agreement costs for the three months ended September 30, 2001 and 2000 was $0.6 million and $0.8 million, respectively, a decrease of $0.2 million. Amortization of distribution agreement costs for the nine months ended September 30, 2001 and 2000 was $5.3 million and $1.9 million, respectively, an increase of $3.4 million. The costs consist of the amortization of the value of warrants earned under distribution agreements for commitments of homes passed. During the second quarter of 2001, amortization of distribution agreements costs included $2.8 million for the amortization of warrants issued in one-way markets where service was terminated during this period. The Company had issued 2,826,714 and 1,658,464 warrants in connection with distribution agreements at September 30, 2001 and 2000, respectively.

     In May 2000, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. The restated warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the distribution agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the second distribution agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. Charter also has the opportunity to earn additional warrants to purchase shares of our common stock upon any renewal of the May 2000 agreement. Such a renewal warrant will have an exercise price of $10 per share and will be exercisable to purchase one-half of a share for each home passed in the systems for which the May 2000 agreement is renewed. If the asset sale is consummated, these warrants and the May 2000 agreement will terminate.

     ASSET IMPAIRMENT CHARGES. Asset impairment charges for the three and nine months ended September 30, 2001 were $27.5 million and $29.1 million, respectively. During the third quarter of 2001, the Company recorded an asset impairment charge of $27.5 million for the write-down of non-Charter fixed assets. These assets include equipment used in two-way markets in which we ceased operations and other excess inventory used in the cable modem and DSL businesses, furniture, fixtures and equipment located in our Denver corporate headquarters and call center, regional offices and Digital facility, information systems not being purchased by Charter, and the goodwill related to the purchase of CATV, HSAN and Digital. During the second quarter of 2001, the Company recorded an asset impairment charge of $1.6 million related to the assets located in terminated non-Charter one-way systems.

     OTHER GENERAL AND ADMINISTRATIVE. Other general and administrative expenses for the three months ended September 30, 2001 and 2000 were $10.7 million and $6.5 million, respectively, an increase of $4.2 million. Other general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $24.1 million and $15.7 million, respectively, an increase of $8.4 million. The increase in other general and administrative expenses resulted from severance costs associated with the termination of certain employees, additional personnel and personnel related costs to administer the procurement, accounting and finance functions during the first half of the year, lease termination costs, additional depreciation on capital equipment and the amortization of intangible assets associated with the purchase of Digital.

     NET INVESTMENT EXPENSE / INCOME. Net investment expense for the three months ended September 30, 2001 was $15,000 compared to net investment income of $1.0 million for the three months ended September 30, 2000. Net investment income for the nine months ended September 30, 2001 and 2000 was $1.1 million and $4.0 million, respectively. The decrease in net investment income for the three and nine months ended September 30, 2001, is the result of lower investment balances. Net investment income represents interest earned on cash, cash equivalents, short-term investments and restricted cash.

     INCOME TAXES. At December 31, 2000, we accumulated net operating loss carryforwards for federal and state tax purposes of approximately $182.1 million, which will expire beginning in 2018. At December 31, 2000, we had net deferred tax assets of $77.6 million relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the three and nine months ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had approximately $36.9 million in cash and cash equivalents, short-term investments and restricted cash. To preserve cash, the Company has implemented a series of significant cost reduction measures. Among the actions being taken by the Company are:

     o the completion of its previously announced exit from certain one-way cable TV markets;

     o the commencement of negotiations to exit all of its turnkey contracts with cable operators other than Charter (covering approximately 23,000 subscribers);

     o the scaling back of the operations of Digital, including reducing its workforce and eliminating all service offerings other than web site hosting and the subsequent sale of certain operating assets, including hosted customer websites, on October 31, 2001;

     o ceasing entry into the DSL market and ceasing development of any other new service and product offerings other than those that are expected to be cash flow positive in the short term;

     o    material reductions in workforce; and

     o entering into a management agreement with Charter, pursuant to which Charter is responsible for the purchase and installation of cable modems and related equipment while sharing responsibility for product marketing. In addition, Charter has the option to undertake additional management responsibilities with respect to the business related to the assets it seeks to acquire.

     After these changes are completed, the Company's operations will consist of its Internet access cable business with Charter and our existing international ISP infrastructure services business. The Company expects these reductions in its operations to result in future operating cost reductions, the amounts of which cannot yet be determined. However, even with these changes, the Company will continue to experience substantial negative cash flow from its remaining operations. Although the Company will continue to monitor the size of its workforce and the levels of its other operating costs and cash commitments with a view to conserving cash, the Company will not be able to reduce costs significantly enough to continue as a going concern without additional financing.

     The Company believes that it will not be able to secure additional financing in the current economic environment being faced by the telecommunications industry before its cash reserves are depleted in early 2002. In light of the difficult current financing environment, the Company has entered into the asset purchase agreement with Charter. If the asset sale to Charter is not consummated, the Company will likely file for bankruptcy.

     At September 30, 2001, we had cash and cash equivalents of $12.1 million and short-term investments of $22.4 million, compared with $114.8 million of cash and cash equivalents and $13.2 million of short-term investments at December 31, 2000. We had significant negative cash flow from operating activities for the nine months ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2001 was $72.7 million, caused primarily by a net loss of $118.7 million, an increase in current and non-current assets of $7.5 million, a net decrease in accounts payable, accrued expenses and other current liabilities of $7.3 million, offset by non-cash expenses of $60.8 million.

     Cash used in investing activities for the nine months ended September 30, 2001 was $22.2 million, due to the purchase of short-term investments totaling $40.7 million and capital expenditures of $12.9 million, partially offset by sales and maturities of short-term investments of $31.4 million. The principal capital expenditures incurred during this period were for the purchase of cable modems, data center equipment, and DSL equipment.

     Cash used by financing activities for the nine months ended September 30, 2001 was $7.8 million, comprised of net payments on capital lease obligations and long-term debt.

     If the asset sale is not consummated, we expect to experience substantial negative cash flow from operating activities and negative cash flow from investing activities and would likely be unable to attract the funding we need to continue as a going concern. Under such circumstances, our future cash requirements will depend on a number of factors, including the success of our cost reduction measures and changes in our operating expenses, such as our personnel expense.

     We expect to incur $15.0 million of capital expenditures in 2001 principally related to the purchase of cable modems, the upgrade of our data center infrastructure and the purchase of $3.4 million of DSL assets. For the nine month period ended September 30, 2001, we have incurred $12.9 million of capital expenditures.

     INVESTMENT PORTFOLIO. Cash equivalents are highly-liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of the U.S. Government.

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

     LOAN FACILITIES. The Company has $2.9 million outstanding under various loan facilities at September 30, 2001 with interest rates on draws on the facilities ranging from 14.63% to 15.52%. No draws were made on loan facilities for the nine months ended September 30, 2001.

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

     In addition, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for the Company beginning on January 1, 2002. The Company has no intangible assets or goodwill at September 30, 2001, and therefore expects that the adoption of SFAS 142 on January 1, 2002 will have no impact on the financial condition or results of operations of the Company.

     In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121. SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company beginning on January 1, 2002.

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

RISKS RELATED TO OUR BUSINESS PRIOR TO THE CHARTER ASSET PURCHASE AND OUR CONTINUING BUSINESS IF THE ASSET PURCHASE FAILS TO CLOSE

WE NEED SUBSTANTIAL ADDITIONAL CAPITAL IF WE ARE TO CONTINUE OUR OPERATIONS BEYOND EARLY 2002.

     The Company believes that it will not be able to secure additional financing in the current economic environment being faced by the telecommunications industry before its cash reserves are depleted in early 2002. In light of the difficult current financing environment, the Company has entered into the asset purchase agreement with Charter. If the asset sale to Charter is not consummated, the Company will likely file for bankruptcy. Consequently, there is substantial doubt as to the Company's ability to continue as a going concern unless it completes the sale of assets to Charter.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

     We have a limited operating history and have recognized only limited revenues since our inception, April 3, 1998. Our senior management team and other employees have worked together at our Company for only a relatively short period of time. Since our founding, we have not been profitable, and have incurred substantial losses to create and introduce our broadband Internet access services, to operate these services, and to grow our business. Our limited operating history, the dynamic and immature nature of our industry, and changes in our business model make predicting our operating results, including operating expenses, difficult. We also expect to continue to incur substantial losses and experience substantial negative cash flow from operations for the foreseeable future.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND MAY NOT MEET OUR EXPECTATIONS OR THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

     Our revenues and expenses, and in particular our quarterly revenues and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

     o    Our ability to close the Charter asset purchase in a timely manner;

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

OUR LARGEST CABLE PARTNER CAN TERMINATE ITS CONTRACT WITH US.

     Our only remaining cable partner is Charter, to whom we have agreed to sell the majority of our assets and operations. Charter is an affiliate of Vulcan, an affiliate of Microsoft co-founder Paul Allen, who may be deemed to beneficially own 48.5% of our outstanding common stock as of September 30, 2001, assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,650,659 warrants owned by Charter.

     We have entered into several agreements with Charter, including several distribution agreements. The first distribution agreement was entered into in November 1998 and the second in May 2000. Under both agreements, we provide various Network Services related to the delivery of Internet access to homes passed in some of Charter's cable systems. Under the May 2000 agreement, we will provide Network Services, including call center support for cable modem customers as well as network monitoring, troubleshooting and security services. The agreement has an initial term of five years and may be renewed at Charter's option for additional successive five-year terms. In a Network Services solution, we deliver fewer services and incur lower costs than in turnkey solutions, but will also earn a smaller percentage of the subscription revenue based on a fixed fee per subscriber. Under the November 1998 agreement, we provide comprehensive turnkey services.

     Charter may, for various reasons or no reason as set forth in the distribution agreements, terminate our rights. If Charter were to terminate either agreement, in whole or for any material system, regardless of any termination fee we may receive, we would lose end users and thus revenue.

BECAUSE OF OUR RELATIONSHIP WITH VULCAN VENTURES, NEW INVESTORS WILL HAVE LITTLE INFLUENCE OVER MANAGEMENT DECISIONS.

     Vulcan and Charter currently own 35.6% and 12.9%, respectively, of our outstanding stock assuming 100% conversion of the Company's convertible preferred stock and the exercise of 2,650,659 warrants owned by Charter. Charter also has warrants to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. Paul Allen is the controlling stockholder of Charter and Vulcan and as a result Mr. Allen's beneficial ownership of our outstanding stock is 48.5%. Accordingly, Mr. Allen will be able to significantly influence and possibly exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, conflicts of interest may arise as a consequence of Mr. Allen's control relationship with us, including:

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

     If the asset purchase transaction with Charter and the stock repurchase transaction with Vulcan are consummated, all shares of preferred stock held by Charter and Vulcan would be cancelled. See Note 7, "Business Developments" and
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" for a description of the transactions.

WE DEPEND ON THIRD PARTIES AND OUR BUSINESS IS SUBJECT TO DISRUPTION BY EVENTS OUTSIDE OUR CONTROL.

     Our operations depend upon the capacity, reliability and security of the infrastructure used to carry data between our end users and the Internet. A significant portion of that infrastructure, including the cable infrastructure, is owned by third parties. Accordingly, we have no control over its quality and maintenance. We also rely on other third parties to provide a connection from the cable infrastructure to the Internet and to provide fulfillment services to us. Currently, we have transit agreements with MCI WorldCom and its affiliate, UUNet, and others to support the exchange of traffic between our data servers, the cable infrastructure and the Internet. We also have agreements with various vendors to manage and oversee our customer installation process, including installation, customer education, dispatch service, quality control, recruitment and training. The failure of these third parties to maintain this infrastructure and otherwise fulfill their obligations under these agreements could have a material adverse effect on our business and financial results.

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

WE ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

     We provide ISP infrastructure consulting services to KNRW in Germany. We believe that our existing contractual obligations to KNRW will be fulfilled by mid-2002. Consequently, we are subject to the risks of conducting business internationally, including:

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

     We are not actively seeking other international expansion opportunities. In the unlikely event that we do expand internationally, in addition to those risks listed above, we will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Our international operations could harm our revenues and ability to achieve profitability.

OUR CONVERTIBLE PREFERRED STOCK CONTAINS ANTI-DILUTION PROVISIONS AND OTHER RESTRICTIONS ON OUR FUTURE ACTIVITIES.

     Vulcan and Charter own 38,000 and 37,000 convertible preferred shares, respectively. Paul Allen controls Vulcan and Charter. The shares of convertible preferred stock were initially convertible at a conversion price of $5.01875 per share into 14,943,960 shares of common stock. The conversion price is subject to an anti-dilution adjustment which increases the number of shares that will be issued to Vulcan and Charter upon conversion of the convertible preferred stock if we issue common stock (or are deemed to issue common stock) at below the conversion price. The conversion price at September 30, 2001 was $5.01575.

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

RISKS RELATED TO THE CHARTER ASSET PURCHASE AND OUR BUSINESS AFTER THE CLOSING OF THE CHARTER ASSET PURCHASE

WE MIGHT FAIL TO SATISFY A CLOSING CONDITION OR OTHERWISE FAIL TO CLOSE THE ASSET PURCHASE AGREEMENT WITH CHARTER.

     The consummation of the asset purchase agreement is subject to a number of conditions, including conditions related to:

     o The representations and warranties contained in the asset purchase agreement;

     o The performance of all obligations contained in the asset purchase agreement;

     o    Required consents;

     o    The absence of any developments having a material adverse effect; and

     o    The delivery of required opinions and certificates.

     In addition, as a condition to the closing of the asset sale, the asset purchase agreement requires the approval of a majority of the votes actually cast at a Special Meeting (in person or by proxy) by holders of our common stock other than Charter, Vulcan, their respective affiliates and certain of our executive officers. The satisfaction of this condition does not depend on any minimum number of votes to be present or cast at the Special Meeting and there will not be a separate vote or ballot for the purposes of satisfying this condition. Rather, this condition will be satisfied by the approval of a simple majority of those votes actually cast. Accordingly, for the purposes of satisfying this condition in the asset purchase agreement, broker non-votes and abstentions will have no effect, whereas votes actually cast for or against the asset sale will have an effect.

     If we violate any of these provisions and fail to cure or obtain a waiver of such conditions, the Company will continue to exist as a publicly owned entity, however we will not have sufficient capital to fund our operations and it is likely that we will file for bankruptcy. If the asset sale is not consummated, our preferred stock will remain outstanding. Therefore, if we subsequently liquidate and dissolve, Charter Communications Ventures, LLC and Vulcan, as the holders of our preferred stock, will have a liquidation preference over holders of our common stock with respect to any liquidating distribution of our assets. Accordingly, if the asset sale is not approved or otherwise not consummated, your stock would likely be rendered worthless.

     Additionally, if Charter Communications Ventures, LLC and Vulcan were to continue to hold our preferred stock, we would be unable to sell substantially all of our assets or merge into or otherwise be acquired by another company without the consent of Charter Communications Ventures, LLC and Vulcan.

WE ARE SUBJECT TO RISKS INHERENT IN PURSUING OTHER BUSINESS OPPORTUNITIES SHOULD WE ELECT TO REMAIN IN BUSINESS.

     The Company may decide to explore opportunities to acquire, invest in or develop new lines of business. To date, our board has not proposed a new strategic direction for the Company. Accordingly, we cannot predict what businesses we may enter or strategies we may adopt; and thus can offer no indication of what risks and opportunities might arise in the context of such a new direction.

     Similarly, any new strategic direction we choose could likely involve the acquisition or development of other businesses. Any decision we make with respect to any new strategic direction will likely involve risks, including the following:

     o We have no specific plan as to what businesses or products we may seek to acquire or develop, and therefore may have no operating history or experience in such businesses upon which you may base an evaluation of any strategic business plan and determine our prospects. Any business we might develop will likely involve all of the risks, uncertainties, expenses and difficulties frequently encountered by development stage companies.

     o Our future success depends, in significant part, on our ability to attract, hire and retain directors, management and other personnel with the managerial, marketing and technical skills that may be required by any business or businesses that we acquire in the future. As part of our recent cost-cutting measures, we have substantially reduced the Company's workforce (except for those employees who will be hired by Charter). Competition for personnel is intense, and there may be a limited number of persons with knowledge of, and experience in, any industry we might seek to enter. If we fail to timely identify, recruit and hire qualified personnel, we may be unable to compete effectively.

     o To be successful in any planned acquisition, we will need to identify applications, technologies and businesses that are complementary, and we may need to integrate disparate technologies and corporate cultures and potentially manage a geographically dispersed company. Each subsequent acquisition may divert our attention from our existing business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. We anticipate that we will face intense competition for acquisitions, and that many of these competitors will be larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business may be adversely affected. We do not have a tested business model and we cannot be sure that any business model we develop will yield positive results.

     o We may pay for some of our acquisitions by issuing additional common stock and this could dilute our stockholders. We may also use cash to buy companies or technologies in the future. If we do use cash, we may need to incur debt to pay for these acquisitions as well as to fund any operating losses. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would have an adverse affect on our results of operations.

     We intend to identify potential acquisition candidates through contacts with persons and entities including investment banks, accountants, consultants, and other professionals. Affiliates of ours, including their officers and directors who are instrumental in identifying or closing future acquisitions, may be compensated by payment of fees or in amounts which are in addition to the amount of salary, bonus or directors fees which we customarily pay such individuals. Any such additional compensation will be determined on a case by case basis by the board of directors prior to or at the time of the acquisition. As of this date we are not a party to any agreement regarding the provision of such services or payments of such fees or amounts.

     We may not be successful in identifying, developing and executing a new business strategy and could eventually use all, or a substantial portion, of our remaining cash on hand in connection with any such new business efforts.

WE MAY CONTINUE TO BE SUBJECT TO RISKS IN OUR INTERNATIONAL BUSINESS.

     As discussed above, we intend to either fulfill or negotiate an early termination to our existing contractual obligations to provide professional services relating to the design testing and implementation of broadband Internet access infrastructure services to KNRW in Germany.

     Although the term of our current master contract with KNRW expires in February 2004, our present engagement is scheduled to terminate in August 2002. We are discussing with KNRW the possibility of mutually terminating our engagement prior to that, but we cannot predict exactly when that might occur, if it occurs at all. In any event, KNRW has the right to terminate our contract with them after the 18-month anniversary of the execution of the contract (August 2002) or in the event we engage in a transaction constituting a "change of control" of High Speed Access International, the subsidiary through which we operate our international business. Even if we do not negotiate an early termination to the contract, we cannot assure you that KNRW will not terminate our contract with them in

August 2002 or attempt to do so following the consummation of the asset sale.

MISCELLANEOUS RISKS

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

WE MAY BE DELISTED BY NASDAQ.

On September 10, 2001, we received formal notice from the Nasdaq Stock Market that we were not in compliance with the continuing listing requirements because the market price of our common stock was below $1.00 per share. However, on September 27, 2001, in response to the extraordinary market conditions following the terrorist attacks on September 11, Nasdaq announced that it had implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing until January 2, 2002. On October 9, 2001, we received notification from Nasdaq that the previously announced moratorium would apply to us. Nevertheless, we currently believe that we will not be in compliance with these requirements after the moratorium is lifted. We anticipate that the market price of our common stock will remain below $1.00 per share and may decline further if, among other things, we make distributions to our stockholders. We also expect that our market capitalization will fall below the minimum required for continued listing by Nasdaq. Accordingly, we do not expect our common stock to remain eligible for listing and we expect that it will be de-listed in 2002. If our common stock is de-listed, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities in what are commonly referred to as the "pink sheets."

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION.

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

     Second, if our service is not a "cable service," it could be reclassified as a "telecommunications service." This could subject our cable partners (and possibly us) to regulation as "telecommunications carriers" at the state and federal level. For example, if we or our cable partners were either classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, we or they could potentially be subject to government-regulated terms, conditions and prices for Internet connection services, as well as become obligated to make contributions to the universal service support fund. We may also provide Internet telephony services over cable plant, and this service may be regulated in the future as a common carrier telecommunications service. It is not clear what impact compliance with those regulations would have on our business, but the impact could be severe. Moreover, we or our cable partners might then have to get a "telecommunications franchise" from some localities. This franchise might not be available on reasonable terms, or at all. The regulatory climate affecting our existing business is uncertain. Historically, the Company and its cable partners believed that for regulatory purposes our services would be considered a form of cable service, or an unregulated information service. Some federal courts have reached decisions consistent with these views. However, in June 2000, the federal appeals court for the 9th Circuit concluded that a cable operator's provision of transmission facilities in some instances is a telecommunications service under the Communications Act. This classification could subject our cable partners, and possibly us, to federal and state regulation as "telecommunications carriers." If we or our cable partners were classified as telecommunications common carriers, or otherwise subject to common carrier-like access and non-discrimination requirements in the provision of our Internet over cable service, the Company or Charter could be subject to burdensome governmental regulations. In particular, the government might seek to regulate us and our cable partners with respect to the terms, conditions and prices for Internet connection services and interconnections with the public switched telephone network, and require that we make contributions to the universal service support fund. The law in this area thus remains unsettled. Moreover, some local franchising authorities might claim that our cable partners need a separate franchise to offer our service. This franchise may not be obtainable on reasonable terms, or at all.

THE FUTURE SALE OF SHARES MAY HURT OUR MARKET PRICE.

     A substantial number of shares of our common stock are available for resale. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate. If we are successful in closing the Charter asset purchase and Vulcan stock repurchase, the number our outstanding common shares will decrease from approximately 60 million to 40 million.

WE HAVE ANTI-TAKEOVER PROVISIONS.

     Certain provisions of our certificate of incorporation, our bylaws and Delaware law, in addition to the concentration of ownership by Mr. Paul Allen, makes it difficult for a third party to acquire us, even if doing so might be beneficial to our other stockholders.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     The Company, our directors, our former directors, as well as Charter and Paul Allen have been named as defendants in three class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault, et. al. v. O'Brien, et. al., Civil Action No. 19045NC, Tesche, et. al. v. O'Brien, et al., Civil Action No. 19046NC and Johnson, et. al. v. O'Brien, et. al., Civil Action No. 19053NC). All three lawsuits, which subsequently have been consolidated, allege, among other things, that the initially proposed cash purchase price of $73 million is grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable CCI [Charter] and Allen to acquire

[the company's] valuable assets for their own benefit at the expense of [the company's] public shareholders."

     The suits allege that the defendants breached their fiduciary duties owed to the Company in connection with the making and consideration of Charter's proposal. The plaintiffs ask to represent the interests of all common stockholders of the Company and seek injunctive relief preventing the Company from going forward with the transaction, to rescind the transaction in the event it is consummated and unspecified monetary damages. We believe these lawsuits are without merit and intend to vigorously defend against the claims made therein.

     Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit alleges that the Company's Registration Statement dated June 3, 1999 and Prospectus dated June 4, 1999 (together "offering materials") for the issuance and initial public offering of 13,000,000 shares of the Company's common stock to investors contained material misrepresentations and/or omissions, to wit: that the Company's four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all common shareholders of the Company and seeks unspecified monetary damages. We believe this lawsuit is without merit and intend to vigorously defend against the claims made therein.

     We are not a party to any other material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) In December 2000, we issued and sold 38,000 shares and 37,000 shares of senior convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, respectively. In this private placement, we received aggregate consideration of $38,000,000 and $37,000,000 from Vulcan and Charter, respectively. The preferred stock may convert into common stock of the Company at a conversion price of $5.01575 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments. The initial proceeds to the Company were $75.0 million. Through September 30, 2001 the proceeds have been applied as follows:

     Direct or indirect payment to others for:

Offering expenses    $ 1,000,000
Working capital      $47,045,042

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Corporation's Annual Meeting of Shareholders was held on August 3, 2001. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting.

     (1) The following persons nominated as Directors were elected:

Class II                 For            Withheld
--------                 ---            --------
Michael E. Gellert       31,221,790     35,478,862
Daniel J. O'Brien        31,221,790     35,478,862

     Other Directors continuing in office are as follows: David A. Jones, Robert S. Saunders and Irving W. Bailey, II.

     Directors, Jerald L. Kent, Stephen E. Silva, and William D. Savoy tendered their resignations prior to the meeting.

     (2) Ratification of selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 was approved by the following vote.

For                 Withheld          Abstain
---                 --------          -------
59,147,878          77,865            7,474,909

     (3) Adoption of the High Speed Access Corp. 2001 Employee Stock Purchase Plan was approved by the following vote.

For                 Withheld          Abstain          Broker Nonvotes
---                 --------          -------          ---------------
37,924,438          1,407,053         7,492,831        19,876,330

     (4) Amendment to Company's 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder and permit the issuance of restricted stock and ratify an award previously made thereunder was approved by the following vote.

For                 Withheld          Abstain          Broker Nonvotes
---                 --------          -------          ---------------
37,346,163          1,968,159         7,510,900        19,875,430

ITEM 5 - OTHER INFORMATION.

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         See Exhibit Index.

     (b) Reports on Form 8-K

         On October 1, 2001, the Company filed a report on Form 8-K which announced that had entered into a definitive agreement with Charter Communications Holding Company, LLC, an affiliate of Charter Communications, Inc. (collectively, "Charter"), which provides for the sale by the Company of substantially all of the assets used by the Company to serve Charter's high speed data customers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: November 14, 2001                By /s/ Daniel J. O'Brien
                                          --------------------------------------
                                          Daniel J. O'Brien
                                          President, Chief Executive Officer and
                                          Director

Date November 14, 2001                 By /s/ George Willett
                                          --------------------------------------
                                          George Willett
                                          Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER     EXHIBIT TITLE
 -------    -------------

  10.1      Asset Purchase Agreement, dated September 28, 2001, between High
            Speed Access Corp. and Charter Communications Holding Company, LLC
            (incorporated herein by reference to Exhibit 99.3 to the Company's current report on Form 8-K, filed with the Securities and Exchange
            Commission on October 1, 2001).

  10.2      Voting Agreement, dated September 28, 2001, among High Speed Access
            Corp., Charter Communications Ventures, LLC, Vulcan Ventures
            Incorporated and certain other stockholders of High Speed Access
            Corp. (incorporated herein by reference to Exhibit 99.4 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2001).

  10.3      Services and Management Agreement, dated September 28, 2001, between
            High speed Access Corp and Charter Communications, Inc.
            (incorporated herein by reference to Exhibit 99.5 to the Company's current report on Form 8-K, filed with the Securities and Exchange
            Commission on October 1, 2001).

  10.4      License Agreement, dated September 28, 2001, among High Speed Access
            Corp., HSA International, Inc. and Charter Communications Holding
            Company, LLC (incorporated herein by reference to Exhibit 99.6 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2001).

  10.5      Stock Purchase Agreement, dated as of November 1, 2001, between High
            Speed Access Corp. and Vulcan Ventures Incorporated.