Form 10-K405
period 2001-12-31
HIGH SPEED ACCESS CORP
filed 2002-04-01
CIK 1075244

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

                                 ---------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-26153

                             HIGH SPEED ACCESS CORP.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                        7370                    61-1324009
(State or Other Jurisdiction (Primary Standard of Industrial  (I.R.S. Employer
      Incorporation or             Classification Code          Identification
       Organization)                     Number)                   Number)

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

                                                                     AS OF MARCH 15, 2002
          Aggregate  market  value  of the  voting  stock held by
           non-affiliates  of the registrant based on the closing
           bid price of such stock:                                       $ 29,505,819
          Number of shares of Common Stock outstanding:                     40,172,696


================================================================================

                                TABLE OF CONTENTS

                                                                                   PAGE
PART I .........................................................................    3
ITEM 1.    Business ............................................................    3
ITEM 2.    Properties ..........................................................    8
ITEM 3.    Legal Proceedings ...................................................    8
ITEM 4.    Submission of Matters to a Vote of Security Holders .................    9

PART II ........................................................................    9
ITEM 5.    Market for Registrant's Common Equity and Related Shareholder
           Matters .............................................................    9
ITEM 6.    Selected Financial Data .............................................   11
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...............................................   12
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........   29
ITEM 8.    Financial Statements and Supplementary Data .........................   30
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure ................................................   52

PART III .......................................................................   52
ITEM 10.   Directors and Executive Officers of the Registrant ..................   52
ITEM 11.   Executive Compensation ..............................................   53
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management ......   57
ITEM 13.   Certain Relationships and Related Transactions ......................   59

PART IV    .....................................................................   60
ITEM 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K .................................................   60

SIGNATURES .....................................................................   61

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

ITEM 1. BUSINESS

OVERVIEW

    On February 28, 2002, High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) consummated the sale of substantially all of its assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of our stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc, CC Systems, LLC, and Charter Communications Ventures, LLC.

    The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by us primarily in the provision of high speed Internet access to residential and commercial customers of Charter via cable modems. The assets generated approximately 78% and 55% of our total net revenue for the years ended December 31, 2001 and 2000, respectively. At the time that the Asset Sale was consummated, the assets acquired by Charter generated substantially all of our revenue.

    Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of Common Stock. As permitted under the Asset Purchase Agreement, Charter has held back an aggregate of $2.75 million of the purchase price to secure certain purchase price adjustments and indemnity claims against us under the Asset Purchase Agreement. Of this amount, $750,000, less any adjustments, is payable to us as specified in the Asset Purchase Agreement on or about April 30, 2002, and the remaining $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, is payable to us on or about February 28, 2003. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the indemnification holdback, we received from Charter on February 28, 2002, a cash amount equal to $69.5 million.

    Also on February 28, 2002, we purchased 20,222,139 shares of our Common Stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4,448,870, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of our Common Stock from Vulcan. Following the consummation of the Asset Sale and the purchase of our Common Stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, we are no longer affiliated with Vulcan, Charter or any of their respective affiliates.

   As a result of the Asset Sale and other actions, we do not presently own or manage any revenue-generating businesses. We currently intend to make a cash distribution or distributions to our stockholders at some time in the future, however, the number, amount, timing, and record date(s) of such distribution(s) has not been determined. While our Board of Directors has determined that we intend to distribute at least a portion of the proceeds of the Asset Sale to our stockholders, we have not yet determined what our strategic direction will be with respect to the undistributed portion of the Asset Sale proceeds and are considering at least two possible alternatives:

     o Option 1 -- Make a Partial Distribution; Retain Part of the Proceeds and Reinvent the Business. After our expected initial distribution to our stockholders, we may elect to:

               (i) make a portion of the remaining proceeds from the Asset Sale available to our stockholders through a direct distribution, a stock redemption and/or stock repurchase program, and/or;

               (ii) use any remaining proceeds from the Asset Sale to fulfill our existing contractual obligations, satisfy any other liabilities that we may incur and pursue select domestic business opportunities as they arise, including the possible acquisition of an existing business or the development of one or more new businesses.

     o Option 2 -- Distribute All of the Remaining Proceeds; Wind Down the Business and Dissolve. After our expected initial distribution to our stockholders, we may decide to cease all of our operations and seek stockholder approval of a plan of liquidation and dissolution so that we may liquidate all of our remaining assets, pay our known liabilities, distribute our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities, including any litigation that we reasonably expect to be incurred) and dissolve.

At this time, we cannot predict which option we will pursue. We currently do not know whether we will make any distributions beyond our expected initial distribution, or, if we do, the number, amount or timing of such additional distributions. Furthermore, if our board determines that material contingent liabilities exist, our expected initial distribution may be reduced or delayed.

    Should we decide to explore opportunities to acquire, invest in or develop new lines of business, such businesses may or may not bear any similarity to our historical business of providing high speed Internet access service. To date, our board has not adopted a new strategic direction for the Company. Accordingly, we cannot predict what businesses we may enter or strategies we may adopt; and thus can offer no indication of what risks and opportunities might arise in the context of such a new direction. Similarly, any new strategic direction we choose could likely involve the acquisition or development of other businesses. We cannot predict that we will be successful in identifying, developing and executing a new business strategy and could eventually use all, or a substantial portion, of our remaining cash on hand in connection with any such new business efforts. Accordingly, any decision we make with respect to any new strategic direction will likely involve substantial risks. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" for a discussion of the risks associated with a new strategic direction.

OUR BUSINESS PRIOR TO THE SALE OF ASSETS TO CHARTER

    As of December 31, 2001 and prior to the consummation of the Asset Sale, we provided high speed Internet access to residential and commercial customers primarily via cable modems. We focused primarily on residential and commercial end users in exurban markets, although we did provide broadband services in some urban markets. We define exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. Historically, we entered into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "Turnkey" basis as well as on an unbundled or "Network Services" basis. These services enabled the cable system's customers to receive high speed Internet access.

    In our Turnkey solution, we generated revenue primarily from the monthly fees we received from end users for our cable modem based Internet access services and for the traditional dial-up services we offered as part of our end user acquisition strategy. In our Turnkey solution, we generally billed the end user directly and paid our cable partners a portion of the monthly fee we received. In these instances, we reported our revenue net of the percentage split we paid to our cable partners. For promotional purposes, we often provided new end users with 30 days of free Internet access when they subscribed to our services. As a result, our revenue did not reflect new end users until the end of the promotional period. We also received revenues from renting cable modems to end users.

    We also offered services to our cable partners on an unbundled or "Network Services" basis. In a Network Services solution, we delivered fewer services and incurred lower costs than in a Turnkey solution but also earned a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically billed the end user and remitted to us our percentage of the revenue or a fixed fee on a per subscriber basis.

    Our service offering also included web hosting, engineering services on a fee for service basis and DSL Internet access through reseller arrangements. These operations were terminated during 2001.

    Our business also included international cable based Internet service provider ("ISP") infrastructure services to Kabel Nordrhein-Westfalen GmbH & Co. KG ("KNRW") in Germany. During 2001, our international operations were a significant part of our business mix, however, we largely fulfilled and negotiated an early termination of our contractual obligations to KNRW and discontinued these operations effective December 31, 2001.

    To preserve cash during 2001, we implemented a series of significant cost reduction measures. Among the actions taken by the Company were:

     o Exit from Non-Charter Cable TV Markets. We exited all of our cable system agreements except for those with Charter, which were subsequently sold to Charter in connection with the Asset Sale. We terminated service in 84 systems covering approximately 800,000 homes passed and serving 29,500 high speed residential customers. We did not recognize any revenue from these subscribers subsequent to October 1, 2001, although we continued to provide certain services, including e-mail, personal web pages and assistance in transitioning services to new providers, through November 30, 2001.

     o Sale of Digital Chainsaw. We scaled back the operations of Digital Chainsaw, including a reduction in the workforce and elimination of all service offerings other than web site hosting and subsequently sold certain operating assets, including hosted customer websites, on October 31, 2001.

     o Abandon DSL Effort. We discontinued our efforts to enter the DSL market.

     o Exit Unnecessary Leased Space. During 2001, we terminated substantially all non-cancelable lease obligations for office space other than those leases that were assumed by Charter in connection with the Asset Sale. In addition, we terminated our St. Petersburg, Florida and Herndon, Virginia office leases in early 2002.

     o Terminate AOL/TimeWarner Agreement. In September 2001, our agreement with Time Warner Cable, a unit of AOL/Time Warner, covering the provision of high speed Internet access services over AOL/Time Warner's cable systems terminated in accordance with its terms. We had entered into this agreement in May 2001.

     o Reduce Workforce. We reduced our workforce to include only those employees that Charter agreed to hire in connection with the Asset Sale and those necessary to effect the orderly wind-down and/or restructuring of our remaining assets. We expect to further reduce our staff to 12 to 15 full time employees during the first quarter of 2002.

     o    Enter into Management Agreement. In connection with the Asset
          Purchase Agreement we entered into a management agreement with Charter, pursuant to which Charter became solely responsible for the purchase and installation of cable modems and related equipment, while sharing responsibility for product marketing.

THE BUSINESS

    As a result of the Asset Sale to Charter on February 28, 2002, we presently do not own or operate any revenue-producing businesses. Our income consists solely of interest earned on the cash proceeds of the Asset Sale. We are engaged solely in the winding down and selling of our remaining non-strategic assets, satisfying our remaining liabilities, reserving for our contingent liabilities, and evaluating new business opportunities.

    During 2001, our business consisted of two key elements: (i) high speed Internet access and related services to residential and commercial customers primarily via cable modems and (ii) international ISP infrastructure services.

HIGH SPEED INTERNET ACCESS AND RELATED SERVICES BUSINESS

    RESIDENTIAL

    Our core service offerings consisted of providing cable modem Internet access and local start pages to residential end users. We entered into long-term exclusive contracts with cable operators to provide a suite of services on a comprehensive Turnkey basis, as well as on an unbundled or Network Services basis. Our Turnkey offering enabled cable operators to outsource installation and marketing, billings, technical and ongoing operational functions in order to implement and maintain high speed Internet access and related services for their end users.

    COMMERCIAL

    We also provided high speed Internet access and enhanced service applications to small- and medium-sized enterprises, or SMEs, primarily utilizing cable modem technology. Our services provided SMEs with a cost-effective solution for high speed Internet access as a result of our scalable bandwidth. Our high bandwidth capability allowed us to offer SMEs enhanced services such as virtual private networks, web hosting and application services via third party providers.

    Our service offering also included web hosting, engineering services on a fee for service basis and DSL Internet access through reseller arrangements.

INTERNATIONAL ISP INFRASTRUCTURE SERVICES BUSINESS

    We also provided professional services relating to the design, testing and implementation of broadband Internet access infrastructure services to KNRW in Germany. We negotiated an early termination to the master contract and engagement and transferred some of our contractual obligations to KNRW, as of December 31, 2001, when we ceased our international operations.

PRODUCTS AND SERVICES

    Residential High Speed Internet Access. We offered our basic high speed Internet service via cable modems to residential end users for a monthly fee of typically less than $40. Monthly service included unlimited access time, multiple e-mail accounts and Web browser software. In addition, we typically rented cable modems to the residential end user for an additional $9.95 per month. Almost all of our Turnkey high speed access end users rented a cable modem from us.

    Services Provided Directly to Cable Operators. In addition we provided cable operators with a comprehensive suite of services on both an unbundled Network Services basis and on a comprehensive Turnkey basis. Our Turnkey offering enabled cable operators to outsource marketing, technical and ongoing operational functions in order to implement and maintain high speed Internet access services for its end users. Under the Turnkey basis, the cable operator was responsible for providing space in the headend for our equipment and access to the necessary bandwidth, as well as for maintaining the integrity of the performance of the cable plant. Our Turnkey model provided the following services and support to cable operator:

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

     o 24-hours-a-day, seven-days-a-week monitoring of the network and the cable partner's plant; and

     o    Direct customer billing.

SALES AND MARKETING

    Our promotional efforts in Turnkey systems typically included direct mail of standardized marketing materials, local television and radio advertising, and a public relations and media campaign. Cable operators often participated in our promotional efforts. Our selling efforts for residential end users focused largely on inbound and outbound telemarketing. In connection with the Asset Purchase Agreement, we entered into a management agreement with Charter, pursuant to which Charter provided virtually all product marketing.

NETWORK OPERATIONS

    Our network provided a flexible, scalable design that allowed us to optimize performance to the end user while allowing us to achieve operating cost efficiencies. We provided high speed access by first connecting our end users through our cable headend to the cable or telephone infrastructure. We then connected through high speed data lines provided by local exchange carriers to backbone facilities provided by UUNet and others, which connected our systems to the Internet.

COMPETITION

    Historically we faced competition for partnerships with cable operators from other cable modem-based providers of Internet access services and for end users from providers of other types of data and Internet services and experienced difficulties in achieving widespread acceptance of our services. There were many competitive factors affecting the 'wholesale' market for partnerships with cable operators, including breadth of service, technical expertise in designing and operating high-speed data networks, speed and ease of deployment, revenue sharing arrangements, cash and equity incentives and operating experience. In addition, there were many competitive factors in the market to provide "retail" high speed Internet access to end users, including financial, marketing and sales resources, established customer relationships, price, ease of access and use, transmission speed, reliability of service, quantity and quality of content, network security and customer support. We faced competition from many competitors with significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships with advertisers, content and application providers and/or other strategic partners than we have. We also faced competition from cable modem service providers and from providers of other types of data and Internet services for end users, including independent DSL and wireless companies and the regional Bell telephone operating companies, including SBC, Bellsouth, Verizon and Qwest.

    Our competitors in the cable-based Internet access market included @Home, Road Runner and Earthlink. In addition, other cable system operators launched their own cable-based Internet services that limited the market for our services.

    We also competed with traditional Internet service providers, which provide basic Internet access to residential and commercial end users and businesses, generally using the existing telephone network.

GOVERNMENT REGULATION

    As of December 31, 2001 and prior to the Asset Sale, our cable modem business had two main components. First, we supplied information and entertainment to customers primarily over the cable systems of our cable system partners. This information and entertainment included materials that we obtained from third parties as well as information generally available on the Internet that our customers reached by means of our service. Second, we installed and maintained the equipment needed to transmit that information to customers over the cable systems of our cable partners in a form that could be understood by customers' personal computers. There were certain risks associated with both aspects of this business.

    With regard to supplying information, we were subject to the same types of risks that apply to all businesses that publish, broadcast or distribute information. These included potential liability for defamation, libel, invasion of privacy and similar claims, as well as potential liability for copyright or trademark infringement and similar claims. In addition, the law relating to the liability of Internet and online service providers for information carried on or disseminated through their networks is unsettled. There are also some specific federal laws regarding the distribution of obscene or indecent content by means of communications facilities (including distribution of such content to minors) under which we were subject to potential liability. These risks were mitigated to some extent by a federal law passed in 1996 that immunizes Internet service providers from legal liability for defamation and similar claims in connection with information that the Internet service provider did not itself create. Also, the Digital Millennium Copyright Act, passed in 1998, creates a "safe harbor" from copyright infringement liability for Internet service providers who meet its requirements. Compliance with the Digital Millennium Copyright Act required that we maintain and enforce a notification and take-down compliance system for responding to claims of infringement by our subscribers from the owners of intellectual property. Historically, the cost to us of maintaining these compliance systems was not material.

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

EMPLOYEES

    As of March 15, 2002, we employed 19 people. Prior to the Asset Sale, we employed 536 people. Approximately 500 of these employees were hired by Charter in connection with the Asset Sale.

Our current employees will administer the winding down and/or sale of our other assets and pursue strategic alternatives. None of our employees is subject to any collective bargaining arrangements, and we consider our relations with employees to be good.

ITEM 2. PROPERTIES

    During 2001, we leased a 100,000 square foot facility in Louisville, Kentucky, used primarily for network and customer care operations. This lease was assigned to Charter in connection with the Asset Sale. We currently sublease approximately 4,000 square feet in this facility from Charter on a month to month basis.

    We terminated the lease on our 70,000 square foot principal executive office in Littleton, Colorado, in December 2001. We expect to continue to lease approximately 20,000 square feet of this facility on a holdover month to month basis through April 30, 2002. Substantially all of this space is subleased to Charter.

    We also terminated our leases for regional offices for technical and sales personnel in Atlanta, Georgia, Sterling, Virginia, St. Petersburg, Florida and Schaumburg, Illinois and are negotiating to terminate our lease in Hunt Valley, Maryland.

ITEM 3. LEGAL PROCEEDINGS

    The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045NC, Tesche v. O'Brien, et. al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. O'Brien, et. al., Civil Action 19478-NC). All four lawsuits, the first three of which have been consolidated, allege, among other things, that the initially proposed cash purchase price by Charter of $73.0 million was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public shareholders." The fourth lawsuit, Krim v. O'Brien, also alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate."

    The suits allege that the defendants breached their fiduciary duties to the Company in connection with the making and consideration of Charter's proposal. The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. O'Brien) injunctive relief preventing the Company from consummating the Asset Sale. All four lawsuits seek to rescind the transaction and seek unspecified monetary damages.

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits. These discussions covered, among other topics, financial and other changes to the terms of the Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement has been reached to settle the first three lawsuits. The settlement is embodied in a Memorandum of Understanding (the "MOU") executed by counsel to all parties to the first three lawsuits, dated as of January 10, 2002. Among other things, the MOU provides that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public shareholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The settlement is subject to confirmatory discovery, final documentation and approval of the Delaware Chancery Court. We believe that the claims asserted in the fourth lawsuit, Krim
v. O'Brien, will be covered by the settlement.

    Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, and that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages. With respect to allegations against the Company and Messrs. Willett and Pitcock, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    On or about November 2001, we received a letter, and on December 17, 2001, we received a second letter, from an attorney purporting to be counsel to certain former shareholders of Digital Chainsaw, a company that was acquired by us in August 2000 through the payment of 3,000,000 shares of our Common Stock. The attorney indicated that his clients, and possibly other former Digital Chainsaw shareholders were prepared to file a lawsuit asserting various claims against the Company relating to our August 2000 acquisition of Digital Chainsaw, including claims relating to the non-payment of any earn out consideration to the former shareholders of Digital Chainsaw. We believe that all of the potential claims included in these letters are without merit, have informed the attorney of this belief, and intend to vigorously defend any lawsuit related to these letters. The Company's defense and disposition of these claims or lawsuit, if it is filed, may delay any action by the board with respect to new business activities and/or could affect the timing and amount of any distribution of proceeds from the Asset Sale.

    We are not a party to any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Stockholders of the Company was held on February 28, 2002. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting.

(1) Approval of the sale of substantially all of our assets pursuant to the Asset Purchase Agreement with Charter dated September 28, 2001.

                                            FOR        AGAINST   ABSTAIN
                                            ---        -------   -------
                                         39,621,747    248,602    48,685

(2) The adjournment or postponement of the special meeting for the purpose of soliciting additional votes in favor of the proposed Asset Sale.

                                            FOR        AGAINST   ABSTAIN
                                            ---        -------   -------
                                         39,138,780    673,330    106,923

(3) The transaction of such other matters as may come before the special meeting.

                                            FOR        AGAINST   ABSTAIN
                                            ---        -------   -------
                                         38,497,929    1,289,039  132,065

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Our common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. (the "Nasdaq National Market") under the symbol "HSAC." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market for 2001 and 2000.

            2001                                         HIGH      LOW
            ----                                        ------   ------
            First Quarter                               $ 2.47   $ 0.84
            Second Quarter                              $ 2.19   $ 0.92
            Third Quarter                               $ 1.21   $ 0.15
            Fourth Quarter                              $ 0.72   $ 0.17

            2000                                         HIGH      LOW
            ----                                        -------  -------
            First Quarter                               $ 24.25  $ 12.69
            Second Quarter                              $ 13.50  $  4.16
            Third Quarter                               $  7.12  $  3.47
            Fourth Quarter                              $  4.62  $  1.00

    As of March 15, 2002, the number of stockholders of record was 563. We have not declared or paid any cash dividends on our capital stock since our inception.

    We currently intend to make a cash distribution or distributions to our shareholders, however, the number, amount, timing, and record date(s) of such distribution(s) has not been determined. While our board of directors has determined that we intend to distribute at least a portion of the proceeds of the Asset Sale, we have not yet determined what our strategic direction will be with respect to the undistributed portion of the Asset Sale proceeds. Furthermore, if our board determines that material contingent liabilities exist, our expected distribution may be reduced or delayed. For additional information see Item 1, "Business."

    During 2001, there were no shares issued to employees upon the exercise of options to purchase our common stock.

    (b) During 2000, we granted 200,000 shares of restricted stock to the chief executive officer of the Company. Notwithstanding certain termination exceptions, restrictions lapse in the second quarter of 2003.

    During 2001, we granted 1,295,000 shares of restricted stock to certain officers of the Company. Notwithstanding certain termination exceptions, restrictions lapse in the first quarter of 2004. During 2001, restrictions lapsed on 20,000 shares that were granted in 2001.

    (c) In December 2000, we issued and sold 38,000 shares and 37,000 shares of Series D senior convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, respectively. In this private placement, we received aggregate consideration of $38,000,000 and $37,000,000 from Vulcan and Charter, respectively. The preferred stock was convertible into common stock of the Company at a conversion price of $5.01875 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments.

    The initial proceeds to the Company were $75.0 million. Through December 31, 2001 the proceeds have been applied as follows:

    Direct or indirect payment to others for:

              Offering expenses                       $  1,000,000
              Working capital                         $ 54,565,181

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

    (d) In accordance with the Asset Purchase Agreement, Vulcan and Charter tendered to the Company all 75,000 shares outstanding of Series D convertible preferred stock on February 28, 2002.

    (e) On February 28, 2002, the Company purchased 20,222,139 shares of Common Stock from Vulcan for an aggregate purchase price of $4,448,870, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of Common Stock from Vulcan.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT SHARE, PER SHARE AMOUNTS AND OPERATING DATA)

    The following selected consolidated financial data is qualified by reference, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000, have been derived from the audited consolidated financial statements appearing elsewhere in this Form 10-K. The statement of operations data for the period from April 3, 1998 (Inception) to December 31, 1998 and balance sheet data at December 31, 1999 and 1998 has been derived from the Company's audited consolidated financial statements not appearing herein.

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


                                                                                                                       PRO FORMA
                                                                                                     APRIL 3, 1998   COMBINED YEAR
                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED    (INCEPTION) TO      ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2001            2000            1999            1998            1998
                                                     ------------    ------------    ------------   --------------   -------------

STATEMENT OF OPERATIONS DATA:
Net revenue ......................................   $     31,592    $     14,200    $      3,446    $        337    $        450
Costs and expenses:
 Operating .......................................         68,944          70,289          24,021           2,067           2,401
 Engineering .....................................         21,779          23,960           9,255           2,266           2,372
 Sales and marketing .............................          8,342          23,980          16,309           3,696           4,078
 General and administrative:
   Non-cash compensation expense from stock
    options, warrants and restricted stock .......            775             216           3,039              --             947
   Amortization of distribution agreement costs ..          5,964           2,674           3,723              --              --
   Asset impairment charges ......................         28,797          22,444              --              --              --
   Other general and administrative expenses .....         27,329          25,093          11,888           2,323           2,616
                                                     ------------    ------------    ------------    ------------    ------------
 Total general and administrative ................         62,865          50,427          18,650           2,323           3,563
                                                     ------------    ------------    ------------    ------------    ------------
 Total costs and expenses ........................        161,930         168,656          68,235          10,352          12,414
                                                     ------------    ------------    ------------    ------------    ------------
Loss from operations .............................       (130,338)       (154,456)        (64,789)        (10,015)        (11,964)
Investment income ................................          3,335           7,371           6,181              94              95
Interest expense .................................         (2,195)         (2,158)           (519)            (54)            (54)
                                                     ------------    ------------    ------------    ------------    ------------
Net loss from continuing operations ..............       (129,198)       (149,243)        (59,127)         (9,975)        (11,923)
Discontinued operation:
    Earnings/(loss) from discontinued operation ..          4,237          (1,167)         (1,825)             --              --
    Loss on disposal of discontinued operation ...           (613)             --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Net loss .........................................       (125,574)       (150,410)        (60,952)         (9,975)        (11,923)
Accretion to redemption value of mandatorily
 redeemable convertible preferred stock and
 mandatorily redeemable convertible
 preferred stock dividends .......................             --              --        (230,270)       (120,667)       (120,667)
                                                     ------------    ------------    ------------    ------------    ------------
Net loss available to common stockholders ........   $   (125,574)   $   (150,410)   $   (291,222)   $   (130,642)   $   (132,590)
                                                     ============    ============    ============    ============    ============
Basic and diluted net loss from  continuing
 operations available to common
 stockholders per share ..........................   $      (2.20)   $      (2.65)   $      (8.64)   $     (21.07)   $     (21.39)
                                                     ============    ============    ============    ============    ============
Basic and diluted net loss available to
 common stockholders per share ...................   $      (2.14)   $      (2.67)   $      (8.69)   $     (21.07)   $     (21.39)
                                                     ============    ============    ============    ============    ============
Weighted average shares used in calculation
 of basic and diluted net loss from continuing
 operations and net loss available to
 common stockholders per share ...................     58,794,354      56,347,891      33,506,735       6,200,000       6,200,000

                                                 DECEMBER 31,     DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                    2001              2000               1999              1998
                                               ---------------   ---------------   ---------------   ---------------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments ...............................   $        17,781   $       128,076   $       178,730   $        17,888
Working capital ............................             6,063            94,802           160,744            14,162
Total assets ...............................            72,668           219,707           230,426            27,504
Long-term debt and capital lease
 obligations less current
 portion ...................................             2,859            13,693            11,609               749
Total stockholders' equity (deficit) .......            42,233           164,366           196,130          (126,427)



                                            DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                            -----------------   -----------------   -----------------   -----------------
OPERATING DATA:
Systems under contract .................                  96                 201                 153                  41
Homes passed under contract ............           6,100,000           6,600,000           1,529,000             863,000
Homes deployed (1) .....................           3,700,000           3,800,000           1,900,000             145,000
Residential cable modem end users ......             245,000             100,000              16,099               1,619


----------

    (1) Homes deployed represents the number of homes passed in systems where we are able to offer our cable modem Internet access services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On February 28, 2002, High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) consummated the sale of substantially all of its assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of our stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc, CC Systems, LLC, and Charter Communications Ventures, LLC.

    The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by us primarily in the provision of high speed Internet access to residential and commercial customers of Charter via cable modems. The assets generated approximately 78% and 55% of our total net revenue for the years ended December 31, 2001 and 2000, respectively. At the time that the Asset Sale was consummated, the assets acquired by Charter generated substantially all of our total revenue.

    As of December 31, 2001 and prior to the consummation of the Asset Sale, we provided high speed Internet access to residential and commercial customers primarily via cable modems. We focused primarily on residential and commercial end users in exurban markets, although we did provide broadband services in some urban markets. We define exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. Historically, we entered into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "Turnkey" basis as well as on an unbundled or "Network Services" basis. These services enabled the cable system's customers to receive high speed Internet access.

    In our Turnkey solution, we generated revenue primarily from the monthly fees we received from end users for our cable modem based Internet access services and for the traditional dial-up services we offered as part of our end user acquisition strategy. In our Turnkey solution, we generally billed the end user directly and paid our cable partners a portion of the monthly fee we received. In these instances, we reported our revenue net of the percentage split we paid to our cable partners. For promotional purposes, we often provided new end users with 30 days of free Internet access when they subscribed to our services. As a result, our revenue did not reflect new end users until the end of the promotional period. We also received revenues from renting cable modems to end users.

    We also offered services to our cable partners on an unbundled or "Network Services" basis. In a Network Services solution, we delivered fewer services and incurred lower costs than in a Turnkey solution but also earned a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically billed the end user and remitted to us our percentage of the revenue or a fixed fee on a per subscriber basis.

    Our business also included international cable based ISP infrastructure services to KNRW in Germany. During 2001, our international operations were a significant part of our business mix, however, as we have ceased these operations effective December 31, 2001, this trend will not continue.

    Our service offering also included web hosting, engineering services on a fee for service basis and DSL Internet access through reseller arrangements.

    As of December 31, 2001, and prior to the consummation of the Asset Sale, our expenses consisted of the following:

    o Operating costs, which consisted primarily of salaries and related personnel expenses for customer care, field technical support, network operations center, and content and web hosting employees; telecommunications expenses, including charges for Internet backbone and telecommunications circuitry; allocated cost of facilities; costs of installing cable modems for our end users; and depreciation and maintenance of equipment. Many of our operating costs were relatively fixed in the short term.

    o Engineering expenses, which consisted primarily of salaries and related personnel expenses for the development and support of our information systems; network design and installation of the telecommunications and data network hardware and software; system testing and project management expenses; allocated cost of facilities; and depreciation and maintenance on the equipment used in our engineering processes.

    o Sales and marketing expenses, which consisted primarily of salaries and related personnel expenses, commissions, costs associated with the development and distribution of sales and marketing materials, the preparation of database market analytics, and direct mail and telemarketing expenses.

    o Non-cash compensation expense from stock options, warrants and restricted stock, which consisted of the fair market value of our stock at the time of grant over the exercise price of the stock options granted to employees and directors amortized over the vesting period and the fair market value of non-distribution agreement warrants and restricted stock issued to employees amortized over the vesting period.

    o Amortization of distribution agreement costs, which related to warrants issued to cable and strategic partners in connection with distribution agreements. We measured the cost of warrants issued to cable and strategic partners based on the fair values of the warrants when earned by those partners. Costs of warrants granted in connection with distribution agreements were amortized over the term of the underlying agreement. For markets in which service was terminated during the second quarter of 2001, the remaining value of the associated warrants was fully amortized.

    o Asset impairment charges, which consisted of the write-down of non-Charter fixed assets and intangible assets. These assets included equipment used in exited markets and other excess inventory used in the cable modem and DSL businesses, furniture, fixtures and equipment located in our Denver corporate headquarters and call center, regional offices and Digital Chainsaw facility, information systems not being purchased by Charter, and the goodwill related to the purchase of CATV, HSAN and Digital Chainsaw.

    o Other general and administrative expenses, which consisted primarily of salaries for our executive, administrative and finance personnel; allocated cost of facilities; severance and related costs; amortization of goodwill; and fees for professional services.

    In connection with the Asset Sale, we entered into a management agreement dated September 28, 2001, pursuant to which Charter agreed to perform certain services previously performed by us under the Network Services agreements. We also granted to Charter the right to manage certain aspects of the business related to the purchased assets prior to the Asset Sale. Services paid for by Charter under the management agreement included installation costs, including the purchase of modems, and marketing costs.

    Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. The factors that may contribute to fluctuations in our operations are set forth generally under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." As a result of such factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of our common stock could be materially and adversely affected.

CRITICAL ACCOUNTING POLICIES

    We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

    o Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the charges for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

    o Long-lived Assets. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In addition, the estimated useful lives of all long-lived assets are periodically reviewed by management for reasonableness.

    o Warrants Issued In Connection With Distribution Agreements. As an inducement to certain cable partners to commit systems, the Company issued warrants to purchase its common stock in connection with Network Service agreements and other agreements, collectively referred to as distribution agreements. The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the respective cable system, generally four to five years, in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

    To preserve cash during 2001, we implemented a series of significant cost reduction measures. Among the actions taken by the Company were:

    o Exit from Non-Charter Cable TV Markets. We exited all of our cable system agreements except for those with Charter, which were subsequently sold to Charter in connection with the Assets Sale. We terminated service in 84 systems covering approximately 800,000 homes passed and serving 29,500 high speed residential customers. We did not recognize any revenue from these subscribers subsequent to October 1, 2001, although we continued to provide certain services, including e-mail, personal web pages and assistance in transitioning services to new providers, through November 30, 2001. During 2001, we recorded an asset impairment charge of $17.7 million for the write-down of the equipment used in these markets, additional excess inventory used in the cable modem business, furniture and fixtures and equipment located in the Denver corporate headquarters and call center and other regional offices. The remaining net book value of these assets at December 31, 2001 was $0.7 million. Additionally, we wrote off the remaining goodwill associated with the acquisition of HSAN and CATV of $1.5 million.

    o Sale of Digital Chainsaw. We scaled back the operations of Digital Chainsaw, including a reduction in the workforce and elimination of all service offerings other than web site hosting and subsequently sold certain operating assets, including hosted customer websites, on October 31, 2001. During 2001, we recorded an asset impairment charge of $0.5 million to write-down the Digital fixed assets to zero. Additionally, the Company wrote off the remaining goodwill associated with the acquisition of Digital of $1.7 million.

    o Abandon DSL Effort. We discontinued our efforts to enter the DSL market. During 2001, we recorded an asset impairment charge to write off the remaining value of the DSL assets of $3.2 million. In connection with the purchase of certain DSL assets, the Company entered into a $1.9 million debt financing agreement with Lucent Technologies Inc. ("Lucent") in July 2001. The debt obligation was paid in full on September 28, 2001 at a discount of $250,000. This transaction, along with prior purchases, has fulfilled our $5.0 million purchase obligation with Lucent.

    o Exit Unnecessary Leased Space. During 2001, we terminated substantially all non-cancelable lease obligations for office space other than those leases that were assumed by Charter in connection with the sale of assets. In addition, we terminated our St. Petersburg, Florida and Herndon, Virginia offices leases in early 2002. We recorded in general and administrative expenses and estimate for lease termination charges of $5.0 million.

    o Terminate AOL/TimeWarner Agreement. In September 2001, our agreement with Time Warner Cable, a unit of AOL/Time Warner, covering the provision of high speed Internet accesses services over AOL/Time Warner's cable systems terminated in accordance with its terms. We had entered into this agreement in May 2001.

    o Reduce Workforce. We reduced our workforce to include only those employees that Charter agreed to hire in connection with the Asset Sale and those necessary to effect the orderly wind-down and/or restructuring of our remaining assets. In 2001, we recorded in general and administrative expenses $4.0 million of severance and related costs associated with workforce reductions and the termination of approximately 375 employees. We expect to reduce our staff to 12 to 15 full time employees during the first quarter of 2002. We will continue to monitor the size of our workforce and the levels of our other operating costs and cash commitments with a view toward conserving cash, thereby enhancing our ability to pursue alternative business strategies and/or maximize a potential distribution to our stockholders.

    o Enter Into Management Agreement. In connection with the Asset Sale, we entered into a management agreement with Charter, pursuant to which Charter became solely responsible for the purchase and installation of cable modems and related equipment, while sharing responsibility for product marketing.

REVENUE

    Net revenue consisted of net monthly subscription fees for cable modem-based and traditional dial-up Internet services, cable modem rental income, monthly fees for web hosting and other services. Total net revenue for the year ended December 31, 2001 was $31.6 million, an increase of $17.4 million over net revenue of $14.2 million for the year ended December 31, 2000. The increase in revenue reflects the increase in subscribers during the year ended December 31, 2001.

    Effective December 31, 2001, the Company discontinued providing international ISP infrastructure services. This segment has been presented as a discontinued operation in the Company's Consolidated Statement of Operations. For the year ended December 31, 2001, revenue from these services was $8.9 million. Had these services not been classified as a discontinued operation, international ISP infrastructure services revenue would have comprised 22% of the Company's total net revenue for 2001. The Company did not have revenue from international ISP infrastructure services for the year ended December 31, 2000.

    Revenue by product offering as a percentage of total net revenue is as follows:

                                                                                 % OF NET REVENUE
                                                                                --------------------
                                                                                  2001          2000
                                                                                -------       ------
                  Cable modem-based subscription fees -- Turnkey........           33%           40%
                  Cable modem-based subscription fees -- Network Services          36%           11%
                  Traditional dial-up service fees......................            4%           12%
                  Cable modem rental fees...............................           18%           20%
                  Web hosting...........................................            2%            3%
                  Other revenue.........................................            7%           14%
                                                                                 ----          ----
                                                                                  100%          100%
                                                                                 ====          ====



    On February 28, 2002, the Company consummated the sale of substantially all of its assets to Charter. The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by the Company primarily in the provision of high speed Internet access to residential and commercial customers of Charter via cable modems. These assets generated approximately 78% and 55% of our total revenue for the years ended December 31, 2001 and 2000, respectively. At the time that the Asset Sale was consummated, the assets acquired by Charter generated substantially all of our total revenue. Accordingly, prior to the Asset Sale, Charter was our largest customer.

COSTS AND EXPENSES

    OPERATING. Operating costs for the year ended December 31, 2001 were $68.9 million, a decrease of $1.4 million from operating costs of $70.3 million for the year ended December 31, 2000. The decrease in operating costs during 2001 resulted primarily from a $6.0 million reduction in field personnel and personnel related costs, a cost savings of $0.6 million associated with scaling back operations of Digital Chainsaw and a $0.3 million reduction in various other expenses. In addition, expenses for the installation of cable modems for new subscribers decreased $1.7 million as a result of the management agreement we entered into with Charter in connection with the Asset Purchase Agreement. Under this agreement, Charter agreed to pay for the installation of cable modems for subscribers in their systems. These decreases were partially offset by a $3.3 million increase in personnel and personnel related costs for additional staff in our customer care center and $2.8 million of additional depreciation of capital equipment from the expansion of our network during the first half of the year. In addition, operating costs for 2001 include lease termination and other system charges of $1.1 million.

    ENGINEERING. Engineering expenses for the year ended December 31, 2001 were $21.8 million, a decrease of $2.2 million from engineering expenses of $24.0 million for the year ended December 31, 2000. The decrease in engineering expenses resulted from a $2.5 million reduction in expenses for the development of our billing system and a $2.5 million reduction in expenses for the curtailment of developing new service and product offerings. These decreases were partially offset by a $1.3 million increase in expenses for the support of information systems, including personnel and personnel related costs for technical staff to support cable modem services and continued network design and system testing during the first half of the year. In addition, depreciation on capital equipment increased $1.5 million.

    SALES AND MARKETING. Sales and marketing expenses for the year ended December 31, 2001 were $8.3 million, a decrease of $15.7 million from sales and marketing expenses of $24.0 million for the year ended December 31, 2000. The decrease in sales and marketing expenses resulted primarily from lower direct advertising costs, including reduced sales and marketing efforts as a result of our exit from certain non-Charter markets and reduced expenses as a result of the management agreement we entered into with Charter in connection with the Asset Purchase Agreement. Under the management agreement, Charter agreed to pay marketing expenses for their systems.

    NON-CASH COMPENSATION EXPENSE FROM STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK. Non-cash compensation expense from stock options, warrants and restricted stock for year ended December 31, 2001 was $0.8 million, an increase of $0.6 million over non-cash compensation expense of $0.2 million for the year ended December 31, 2000. These expenses represent the excess of the fair market value of our common stock over the exercise price of the stock options granted to employees and directors amortized over the vesting period, the amortization of common stock purchase warrants issued to contractors and the fair value of restricted stock amortized over the restriction period. The increase in 2001 resulted from the issuance of 1.3 million shares of restricted stock to key members of management.

    AMORTIZATION OF DISTRIBUTION AGREEMENT COSTS. Amortization of distribution agreement costs for year ended December 31, 2001 was $6.0 million, an increase of $3.3 million over amortization of distribution agreement costs of $2.7 million for the year ended December 31, 2000. The costs consist of the amortization of the value of warrants earned under distribution agreements for commitments of homes passed. Amortization of distribution agreement costs included $2.8 million for the amortization of warrants issued in markets where service was terminated during 2001.

    ASSET IMPAIRMENT CHARGES. Asset impairment charges for the year ended December 31, 2001 were $28.8 million, an increase of $6.4 million over asset impairment charges of $22.4 million for the year ended December 31, 2000. During 2001, the Company recorded an asset impairment charge of $25.6 million for the write-down of fixed assets not being sold to Charter. These assets included equipment used in non-Charter markets in which we ceased operations and other excess inventory used in the cable modem and DSL businesses, furniture, fixtures and equipment located in our Denver, Colorado corporate headquarters and call center, regional offices and the Digital Chainsaw facility, and information systems not being purchased by Charter. Additionally, the Company wrote off the remaining goodwill associated with the acquisition of HSAN, CATV and Digital Chainsaw of $3.2 million. During 2000, the Company reduced the carrying value of the Digital Chairsaw goodwill to its estimated fair value resulting in an asset impairment charge of $22.4 million.

    OTHER GENERAL AND ADMINISTRATIVE. Other general and administrative expenses for year ended December 31, 2001 were $27.3 million, an increase of $2.2 million over general and administrative expenses of $25.1 million for the year ended December 31, 2000. The increase in other general and administrative expenses resulted primarily from $4.0 million in severance costs associated with the termination of certain employees, $3.9 million in lease termination costs, $2.1 million of additional depreciation on capital equipment and $0.6 million in additional personnel and personnel related costs to administer the procurement, accounting and finance functions during the first half of the year. These increases were partially offset by reductions in Internet access and telecommunications expenses of $3.0 million, a reduction of $0.5 million in personnel and personnel related costs to administer the human resources function, a reduction of $0.4 million in personnel and marketing expenses for corporate communications, a $0.6 million reduction in outside services expenses, $1.7 million less amortization of intangible assets primarily due to the write-down of Digital's goodwill in December of 2000, a reduction in taxes of $0.6 million and various other expense reductions of $1.6 million.

    INVESTMENT INCOME. Investment income for the year ended December 31, 2001 was $3.3 million, a decrease of $4.1 million from investment income of $7.4 million for the year ended December 31, 2000. Investment income represents interest earned on cash, cash equivalents and short-term investments. The decrease in investment income for 2001 is the result of lower investment balances.

    INTEREST EXPENSE. Interest expense for both years ended December 31, 2001 and 2000 was $2.2 million. Interest expense represents interest on long-term debt and capital lease obligations.

    INCOME TAXES. At December 31, 2001 and 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $286.9 million and $182.1 million, respectively, which will expire beginning in 2018. At December 31, 2001 and 2000, we had net deferred tax assets of $131.4 million and $77.6 million, respectively, relating principally to our accumulated net operating losses. Our ability to realize the value of our deferred tax assets depends on our future earnings, if any, the timing and amount of which are uncertain. We have recorded a valuation allowance for the entire net deferred tax asset as a result of those uncertainties. Accordingly, we did not record any income tax benefit for net losses incurred for the years ended December 31, 2001 and 2000.

    NET EARNINGS/LOSS FROM DISCONTINUED OPERATION. Net earnings from discontinued operation for the year ended December 31, 2001 were $4.2 million, an increase of $5.4 million over a net loss from discontinued operation of $1.2 million for the year ended December 31, 2000. In February 2001, the Company began providing international ISP infrastructure services to KNRW in Germany. Prior to February 2001, our international operation was prospecting for potential business opportunities abroad. Effective December 31, 2001 we ceased these international operations.

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

Revenue by product offering as a percentage of total net revenue is as follows:

                                                               % OF NET REVENUE
                                                            ----------------------
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
                                                            ========      ========

COSTS AND EXPENSES

    OPERATING. Operating costs for the year ended December 31, 2000 were $70.3 million, an increase of $46.3 million over operating costs of $24.0 million for the year ended December 31, 1999. The increase in operating costs resulted primarily from an increase in personnel and personnel related costs for additional staff in our network operations centers, customer care and field technical support departments, as well as the additional personnel costs associated with the purchase of Digital Chainsaw, an increase in telecommunications expense from the rollout of our service to new markets, our larger subscriber base, depreciation of capital equipment from the expansion of our network and the installation of cable modems for additional subscribers.

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

    SALES AND MARKETING. Sales and marketing expenses for the year ended December 31, 2000 were $24.0 million, an increase of $7.7 million over sales and marketing expenses of $16.3 million for the year ended December 31, 1999. The increase in sales and marketing expenses resulted primarily from an increase in direct marketing and advertising expenses as we expanded into more geographic markets, as well as an increase in personnel and personnel related costs to expand our residential and commercial end user sales force, new cable partner sales force and telemarketing sales force.

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

    In May 2000, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of our common stock at an exercise price of $3.23 per share. The restated warrant becomes exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the network services agreement entered into by Charter and us in November 1998. The warrant also becomes exercisable at the rate of .775 shares for each home passed committed to us by Charter under the second network services agreement entered into in May 2000 up to 5,000,000 homes passed and at a rate of 1.55 shares for each home passed in excess of 5,000,000. As a result of the Asset Sale, the Charter warrant was cancelled.

    ASSET IMPAIRMENT CHARGES. The Company's plan to exit the high-end web development and system integration services of Digital and the deterioration in revenue growth prospects for the web-hosting services of Digital during the fourth quarter of 2000 prompted a review for the possible impairment of goodwill associated with Digital. This review indicated that estimated undiscounted future cash flows were insufficient to recover the carrying value of the goodwill. Accordingly, the Company reduced the carrying value of the goodwill to its estimated fair value resulting in a write-down of $22.4 million during the year ended December 31, 2000.

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

    NET EARNINGS/LOSS FROM DISCONTINUED OPERATION. The net loss from discontinued operation for the year ended December 31, 2000 was $1.2 million, a decrease of $0.6 million from a net loss from discontinued operation of $1.8 million for the year ended December 31, 1999. During 2000 and 1999, our international operation was prospecting for potential business opportunities abroad. The decrease in the net loss from discontinued operation is due to planned cost reduction efforts including a $0.4 million reduction in personnel costs and a $0.2 million reduction in transportation expenses.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, we had approximately $19.4 million in cash and cash equivalents, short-term investments and restricted cash. To preserve cash during 2001, we implemented a series of significant cost reduction measures. Among the actions taken by the Company, we:

    o exited all of our cable system agreements with cable operators other than Charter;

    o scaled back the operations of Digital Chainsaw, including a reduction in the workforce and elimination of all service offerings other than web site hosting and subsequently sold certain operating assets of Digital Chainsaw, including hosted customer websites, on October 31, 2001;

    o discontinued our efforts to enter into the DSL market and ceased development of any other new service and product offerings other than those that were expected to be cash flow positive in the short term;

    o   exited unnecessary leased space;

    o   terminated our agreement with AOL / Time Warner;

    o   reduced our workforce; and

    o entered into a management agreement with Charter, pursuant to which Charter was responsible for the purchase and installation of cable modems and related equipment, while sharing responsibility for product marketing.

    At December 31, 2001, we had cash and cash equivalents of $11.7 million and short-term investments of $6.1 million, compared with $114.8 million of cash and cash equivalents and $13.2 million of short-term investments at December 31, 2000. In addition, we had $1.6 million in restricted cash at December 31, 2001 compared to $2.5 million at December 31, 2000. We had significant negative cash flow from operating activities for the year ended December 31, 2001. Cash used in operating activities for the year ended December 31, 2001 was $85.4 million, caused primarily by a net loss of $125.6 million, net earnings from discontinued operation of $4.2 million, an increase in accounts receivable of $3.9 million, an increase in other current and non-current assets of $4.7 million, a decrease in accounts payable of $15.1 million, a decrease in other current liabilities of $0.2 million, partially offset by a loss on disposal of discontinued operation of $0.6 million, a decrease in restricted cash of $0.8 million and non-cash expenses of $66.9 million.

    Cash used in investing activities for the year ended December 31, 2001 was $5.9 million, due to the purchase of short-term investments totaling $46.1 million and capital expenditures of $12.6 million, partially offset by sales and maturities of short-term investments of $52.8 million. The principal capital expenditures incurred during this period were for the purchase of cable modems, data center equipment, and DSL equipment.

    Cash used in financing activities for the year ended December 31, 2001 was $11.8 million, comprised of payments on capital lease obligations of $9.4 million and payments on long-term debt of $4.3 million, partially offset by proceeds from long-term debt of $1.9 million.

    EFFECTS OF THE ASSET SALE. On February 28, 2002, the Company consummated the sale of substantially all of its assets to Charter. The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by the Company primarily in the provision of high speed Internet access to residential and commercial customers of Charter via cable modems. These assets generated approximately 78% and 55% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Following the completion of the Company's cost reduction efforts initiated primarily in the second half of 2001, the assets acquired by Charter generated substantially all of our total revenue. Accordingly, prior to the Asset Sale, Charter was our largest customer. Subsequent to the Asset Sale, we do not own or operate any revenue-generating businesses.

    Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets in consideration for (i) the payment to us of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of Common Stock. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the indemnification holdback, we received from Charter on February 28, 2002, a cash amount equal to $69.5 million.

    Additionally, on February 28, 2002, we purchased 20,222,139 shares of Common Stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share.

    The following unaudited pro forma condensed consolidated balance sheet as of December 31, 2001 has been presented to give effect to the discontinuance of the Company's High Speed Internet Access and Related Services business, which included the Asset Sale. The pro forma balance sheet illustrates the effect of the Asset Sale and the discontinued business as if it had been consummated on December 31, 2001. The unaudited pro forma balance sheet also gives effect to the purchase of 20,222,139 shares of our common stock from Vulcan, as if the purchase had occurred on December 31, 2001.

    The unaudited pro forma condensed consolidated balance sheet should be read in conjunction with our historical consolidated financial statements and accompanying notes. The unaudited pro forma condensed consolidated balance sheet is presented for comparative purposes only and is not intended to be indicative of the actual consolidated financial position that would have been achieved had the Asset Sale been consummated and had the business been discontinued as of December 31, 2001, nor do they purport to indicate results which may be attained in the future.


                             HIGH SPEED ACCESS CORP.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                                               HIGH SPEED
                                                              ACCESS CORP.
                                                               HISTORICAL         ADJUSTMENTS            PRO FORMA
                                                             ---------------    ---------------       ---------------

                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        ASSETS
Current assets:
  Cash, cash equivalents and short-term investments ......   $        17,781    $        58,989(a)    $        76,770
  Restricted cash ........................................             1,654             (1,254)(b)               400
  Indemnity holdback - Charter ...........................                --              2,750(c)              2,750
  Other current assets ...................................            14,204            (10,518)(b)             3,686
                                                             ---------------    ---------------       ---------------
        Total current assets .............................            33,639             49,967                83,606
Property, equipment and improvements, net ................            25,673            (24,998)(b)               675
Other non-current assets .................................            13,356            (13,356)(b)                --
                                                             ---------------    ---------------       ---------------
        Total assets .....................................   $        72,668    $        11,613       $        84,281
                                                             ===============    ===============       ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Other current liabilities ..............................   $        18,058    $        (3,164)(b)   $        14,894
  Long-term debt, current portion ........................             2,201             (2,201)(d)                --
  Capital lease obligations, current portion .............             7,317             (7,181)(d)               136
                                                             ---------------    ---------------       ---------------
        Total current liabilities ........................            27,576            (12,546)               15,030
Long-term debt ...........................................               100               (100)(d)                --
Capital lease obligations ................................             2,759             (2,542)(d)               217
                                                             ---------------    ---------------       ---------------
        Total liabilities ................................            30,435            (15,188)               15,247
                                                             ---------------    ---------------       ---------------
Preferred stock, $.01 par value ..........................                 1                 (1)                   --
Common stock, $.01 par value .............................               604                 --                   604
Additional paid-in-capital ...............................           742,144             (3,662)(e)           738,482
Treasury stock ...........................................                --             (4,449)(f)            (4,449)
Deferred compensation ....................................            (1,763)                --                (1,763)
Accumulated deficit ......................................          (698,791)            34,913(g)           (663,878)
Accumulated other comprehensive income ...................                38                 --                    38
                                                             ---------------    ---------------       ---------------
        Total stockholders' equity .......................            42,233             26,801                69,034
                                                             ---------------    ---------------       ---------------
        Total liabilities and stockholders' equity .......   $        72,668    $        11,613       $        84,281
                                                             ===============    ===============       ===============

    a. Reflects the $81.1 million purchase price, as adjusted in accordance with the Asset Purchase Agreement as if the transaction was consummated on December 31, 2001, less transaction expenses and the amount paid to Vulcan to purchase 20,222,139 shares of our common stock, as set forth in more detail below.


Cash purchase price per the Asset Purchase Agreement .....................................   $   81.1
                                                                                             --------
          Adjustments:
          Current assets acquired by Charter, as adjusted per the
             Asset Purchase Agreement ....................................................        2.7
          Capital leases, debt and other liabilities assumed or paid by Charter ..........      (14.0)
          Indemnity holdbacks ............................................................       (2.8)
                                                                                             --------
                    Total adjustments ....................................................      (14.1)
                                                                                             --------
     Net cash proceeds from sale to Charter ..............................................       67.0
     Transaction expenses, net of $2.4 million paid as of December 31, 2001 ..............       (3.6)
     Cash paid to purchase Vulcan common stock ...........................................       (4.4)
                                                                                             --------
     Net cash transactions ...............................................................   $   59.0
                                                                                             ========

    After taking into account the various purchase price adjustments, certain obligations paid by Charter on the Company's behalf and the indemnification holdback, the Company actually received from Charter on February 28, 2002, a cash amount equal to $69.5 million.

    b. Reflects the sale of assets sold to and the liabilities assumed by Charter as if the Asset Sale occurred on December 31, 2001.

    c. Reflects the amount of the purchase price held back by Charter to secure certain purchase price adjustments and indemnity claims against us under the Asset Purchase Agreement.

    d. Reflects the capital leases assumed by Charter as well as the capital leases and debt as of December 31, 2001, that were paid off in connection with the Asset Sale.

    e. Reflects the fair value of 75,000 shares of the Company's Series D Senior Convertible Preferred Stock held by Charter and its affiliate, Vulcan, received by the Company as consideration for assets sold and subsequently cancelled as a result of the Asset Purchase Agreement. Fair value was based on the value of the Company's common stock into which the preferred stock is convertible. Reference was made to market values of the common stock two trading days before and two trading days after September 28, 2001.

    f. Reflects the purchase of 20,222,139 shares of our common stock from Vulcan for an aggregate purchase price of $4.4 million or $0.22 per share.

    g. Reflects the gain on the Asset Sale to Charter as if the transaction closed on December 31, 2001. The components of the estimated gain are noted below.


Net cash proceeds from sale to Charter ................   $   67.0
Fair value of preferred stock .........................        3.7
Liabilities assumed by Charter ........................       15.2
Book value of assets acquired by Charter ..............      (50.2)
Indemnity holdbacks ...................................        2.8
Transaction expenses, net of $2.4 million paid
    as of December 31, 2001 ...........................       (3.6)
                                                          --------
Gain on Asset Sale ....................................   $   34.9
                                                          ========

The actual gain on the sale will differ to the extent that the amount of the liabilities assumed by Charter change and the book value of the assets changes.

PROJECTED LOSSES AFTER THE ASSET SALE:

FOR THE QUARTER ENDING MARCH 31, 2002. We currently anticipate our net loss for the first quarter of 2002 to be between $6.0 million and $7.0 million, excluding the effect of the Asset Sale. This estimate is based in part on the following assumptions:

    o Our non-cash charges for depreciation, non-cash compensation from stock options, warrants and restricted stock and amortization of distribution agreement costs will, in the aggregate, be between $2.6 million and $3.0 million.

    o We continued to employ personnel to pursue strategic opportunities and provide general and administrative support for the wind down of our remaining obligations.

FOR THE QUARTER ENDING JUNE 30, 2002. We currently expect to incur a net loss for the second quarter of 2002 of between $0.5 million and $0.7 million. This estimate is based in part on the following assumptions:

    o We will earn interest on cash and short term investments for the quarter totaling approximately $0.3 million. (If we make a cash distribution to the shareholders during the quarter ending June 30, 2002, interest income may be below these estimates.)

    o Our non cash charges for depreciation, non-cash compensation from stock options, warrants and restricted stock and amortization of distribution agreement costs will, in the aggregate, be approximately $0.2 million.

    o We will continue to employ a total of 10 to 12 employees to pursue strategic opportunities and provide general and administrative support for the wind down of our remaining obligations.

    Our estimates for each quarter do not include any additional potential charges for the following items:

    o Severance payments to the remaining employees. Our existing employment contracts with certain of our employees provide for potential severance payments to these employees of up to $2.6 million.

    o Potential charges for known and unknown contingent liabilities for which we anticipate the likelihood of payment is remote.

POTENTIAL IMPACT OF A CASH DISTRIBUTION TO SHAREHOLDERS:

     We currently intend to make a cash distribution or distributions to our stockholders at some time in the future. The amount and timing of the expected initial distribution or any subsequent distributions has not yet been determined. We currently estimate that, as of June 30, 2002, our net cash value will be approximately $48.4 million to $54.5 million, or approximately $1.20 to $1.36 per share of common stock. These estimates of net cash value do not include $2.75 million to satisfy potential indemnity claims that Charter held back under the Asset Purchase Agreement, most of which we currently believe will ultimately be released to us in accordance with the Asset Purchase Agreement. (On February 28, 2002, Charter agreed to reduce the amount it would holdback from the purchase price to satisfy indemnity claims from $4.75 million to $2.75 million, a $2.0 million decrease or a $0.05 increase in projected net cash value per share.) "Net cash value" represents the amount of our cash and cash equivalents, short-term investments and restricted cash reduced by the amount of our total liabilities. "Per share net cash value" represents our net cash value divided by the number of shares of our common stock outstanding. Our actual net cash value, and per share net cash value, may vary depending on various factors, including but not limited to, final pay out amounts on known, unknown and contingent liabilities and the level of cash used in our operations. We also cannot assure you that our per share net cash value estimate of approximately $1.20 to $1.36 will be reflected in the trading price of our common stock.

Our estimates of our net cash value as of June 30, 2002 are based on the following assumptions.

                                                                                            RANGE
                                                                                   ------------------------
                                                                                      LOW           HIGH
                                                                                   ----------    ----------
                                                                                         (IN THOUSANDS
                                                                                     EXCEPT PER SHARE DATA)

Pro forma net cash value as of December 31, 2001 (1) ...........................   $   61,923    $   61,923
Estimated net loss before  depreciation,  non-cash  compensation  from stock options, warrants and restricted stock and amortization of distribution agreement cost and the expected gain on the Asset
    Sale to Charter for the quarter ending March 31, 2002 ......................       (4,400)       (3,000)
Estimated net loss before depreciation, non-cash compensation from stock options, warrants and restricted stock and amortization of
    distribution agreement cost for the quarter ending June 30, 2002 ...........         (500)         (300)
Estimated obligations pursuant to severance terms of Management
    contracts (2) ..............................................................       (2,646)       (2,646)
Estimated known and unknown contingent liabilities (3) .........................       (6,000)       (1,500)
                                                                                   ----------    ----------

Projected aggregate net cash value as of June 30, 2002 .........................   $   48,377    $   54,477
                                                                                   ==========    ==========

Projected per share net cash value as of June 30, 2002 .........................   $     1.20    $     1.36

----------

        (1) Consists of cash, cash equivalents and short-term investments ($76,770) and restricted cash ($400), less total liabilities ($15,247), as of December 31, 2001, after giving effect to the consummation of the Asset Sale and the purchase of the Vulcan common stock and as reflected on our Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2001.

        (2) Consists of estimated aggregate severance benefits to which certain employees are entitled under existing employment agreements if their employment is terminated following the consummation of the Asset Sale.

        (3) Consists of estimated amounts potentially payable arising from known and unknown contingent liabilities for which we anticipate the likelihood of payment is remote.

        (4) Based on an aggregate of 40,172,696 shares of our common stock which remain outstanding following the consummation of the common stock purchase from Vulcan.

        This prospective financial information was not prepared with a view toward compliance with the published guidelines of the Securities and Exchange Commission or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information.

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

    LOAN FACILITIES. In July 1999, we entered into a $5.0 million loan facility of which $4.1 million had been drawn down through both December 31, 2001 and 2000. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

    In April 1999, we entered into a $3.0 million loan facility of which $2.6 million had been drawn down through both December 31, 2001 and 2000. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

    As of December 31, 2001, $2.3 million was outstanding on these loan facilities. The interest rate on the draws on these loan facilities ranged from 14.63% to 15.52% as of December 31, 2001. These terms are effective on the date of, and applied separately to, each draw on the total loan facilities. The remaining $1.3 million of the $8.0 million total loan facilities expired in 2000 and is no longer available.

    On February 28, 2002, in conjunction with the Asset Purchase Agreement with Charter, we paid-off all remaining amounts due on our loan facilities.

    LEASE OBLIGATIONS. We lease certain office facilities under operating leases that expire at various dates through 2007, and which require us to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and operating expenses or in fixed increments. We also have obligations under capital equipment leases. Future minimum lease payments under operating and capital leases having original terms in excess of one year as of December 31, 2001 are $13.1 million and $11.9 million, respectively.

    During the first quarter of 2002, we paid $1.2 million to terminate certain operating leases with future minimum lease payments of $2.4 million. In addition, included in the future minimum operating lease obligations above is $10.2 million for leases that were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002.

    Also during the first quarter of 2002, we paid $8.1 million to terminate certain capital leases with future minimum lease payments of $8.2 million. Also included in the future minimum capital lease payments above is $3.3 million for leases that were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002.

    SIGNIFICANT AGREEMENTS. We use high speed data backbone circuits provided by a national telecommunication company. The contract period for our service agreements expires in 2003. Future minimum payments under the service agreements as of December 31, 2001 are $7.4 million.

    The contractual obligation under these service agreements was assigned to Charter in connection with the Asset Sale that was consummated on February 28, 2002.

    RELATED PARTY TRANSACTIONS. In November 1998, we entered into a systems access and investment agreement with Vulcan and Charter, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, we agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if we sell equipment to a subscriber, we pay Charter 50% of the gross profit we receive from the sale. In 2001, 2000 and 1999, we paid Charter $5.2 million, $2.6 million and $0.8 million, respectively, under these agreements.

    In May 2000, we entered into a network services agreement with Charter, under which we provide customer service, network operating, monitoring and certain other services to certain Charter cable systems. In 2001 and 2000, we received payments totaling $9.2 million and $1.0 million, respectively, under the agreement. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, we will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. In 2001 and 2000, we paid $2.9 million and $3.8 million, respectively, in launch fees to Charter. We paid an additional $5.1 million in launch fees to Charter in 2002 at the closing of the Asset Sale.

    Additionally, we recognized revenue of $0.3 million and $0.6 million in 2001 and 2000, respectively, under the agreement, representing engineering, web services and other network related fees. In addition, we were paid $3.2 million and $3.3 million in 2001 and 2000, respectively, by Charter for reimbursable operating expenses, primarily circuit costs and personnel expenses. At the closing of the Asset Sale, Charter paid to the Company an additional $2.2 million for expense incurred by us on Charter's behalf prior to September 28, 2001.

    At December 31, 2001 and 2000, approximately $4.9 million and $2.0 million, respectively, was due from Charter.

    We had an agreement with Gans under which Gans granted us the exclusive right to provide the customers of six cable systems owned by Gans with high speed Internet access. The agreement had an original five-year term and provided that Gans would receive a share of the gross revenues we received under the agreement. During 2001, 2000 and 1999, we paid Gans $0.3 million, $0.3 million and $0.2 million, respectively, under the agreement. This agreement was terminated in the third quarter of 2001.

    We assumed a note payable in the aggregate principal amount of $0.7 million, evidenced by a promissory note and assignment and security agreement, owing to Gans, an entity owned by Joseph S. Gans, III, a founder and former director of the Company. The note had an interest rate of 7% per annum. Certain tangible assets of the Company served as collateral for this note. The loan represented working capital of HSAN funded by Gans from July 1997 to April 1998. The remaining $0.5 million balance matured and was paid, along with accrued interest, on April 1, 2001.

    LEGAL PROCEEDINGS. The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. O'Brien, et al., Civil Action 19478-NC). All four lawsuits, the first three of which have been consolidated, allege, among other things, that the initially proposed cash purchase price by Charter of $73.0 million was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public shareholders." The fourth lawsuit, Krim v. O'Brien, also alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate."

    The suits allege that the defendants breached their fiduciary duties to the Company in connection with the making and consideration of Charter's proposal. The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. O'Brien) injunctive relief preventing the Company from consummating the Asset Sale. All four lawsuits seek to rescind the transaction and seek unspecified monetary damages.

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits. These discussions covered, among other topics, financial and other changes to the terms of the Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement has been reached to settle the first three lawsuits. The settlement is embodied in a Memorandum of Understanding (the "MOU") executed by counsel to all parties to the first three lawsuits, dated as of January 10, 2002. Among other things, the MOU provides that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public shareholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The settlement is subject to confirmatory discovery, final documentation and approval of the Delaware Chancery Court. We believe that the claims asserted in the fourth lawsuit, Krim
v. O'Brien, will be covered by the settlement.

    Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages. With respect to allegations against the Company and Messrs. Willett and Pitcock, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    On or about November 2001, we received a letter, and on December 17, 2001, we received a second letter, from an attorney purporting to be counsel to certain former shareholders of Digital Chainsaw, a company that was acquired by us in August 2000 through the payment of 3,000,000 shares of our common stock. The attorney indicated that his clients, and possibly other former Digital Chainsaw shareholders were prepared to file a lawsuit asserting various claims against the Company relating to our August 2000 acquisition of Digital Chainsaw, including claims relating to the non-payment of any earn out consideration to the former shareholders of Digital Chainsaw. We believe that all of the potential claims included in these letters are without merit, have informed the attorney of this belief, and intend to vigorously defend any lawsuit related to these letters. The Company's defense and disposition of these claims or lawsuit, if it is filed, may delay any action by the board with respect to new business activities and/or could affect the timing and amount of any distribution of proceeds from the Asset Sale.

    We are not a party to any other legal proceedings.

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

    In addition, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company has no intangible assets or goodwill at December 31, 2001, and therefore the adoption of SFAS 142 on January 1, 2002 had no impact on the financial condition or results of operations of the Company.

    In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121. SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally,

SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company beginning on January 1, 2002.

    SFAS 144 also supercedes EITF 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements". The measurement date for the Company's discontinuance of the high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's shareholders approved the Asset Sale. The FASB's guidance with respect to discontinued operations is that if a measurement date is not reached under APB 30 by the entity's year-end, and therefore prior to the adoption of FAS 144, a discontinued operation would be governed by FAS 144 and not APB 30. Consequently, the discontinuance of the Company's high speed Internet access and related services business will be presented as a discontinued operation under the provisions of SFAS 144 during the first quarter of 2002.

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

RISKS RELATED TO OUR OPERATIONS AND ANY NEW STRATEGIC DIRECTION

WE HAVE NOT DETERMINED OUR FUTURE STRATEGIC DIRECTION

    We sold substantially all of our operating assets in connection with the Asset Sale, and presently do not own or manage any revenue-generating businesses. We are actively evaluating our options with respect to the utilization of the proceeds of the Asset Sale and intend to make a cash distribution to our stockholders at some time in the future. While our board of directors has determined that we intend to distribute at least a portion of the proceeds of the Asset Sale to our stockholders, we have not yet determined what our strategic direction will be with respect to the undistributed portion of the Asset Sale proceeds and thus can offer no definitive indication of the risks and opportunities that might arise in the context of such a new direction. We are considering the following alternatives.

    OPTION 1 -- Make a Partial Distribution; Retain Part of the Proceeds and
                Reinvent the Business. After our expected initial distribution to our stockholders, we may elect to:

                (i) make a portion of the remaining proceeds from the Asset Sale available to our stockholders through an additional distribution, a stock redemption and/or a stock repurchase program, and/or;

                (ii) use the remaining proceeds from the Asset Sale to fulfill our existing contractual obligations, satisfy any other liabilities that we may incur, and pursue select domestic business opportunities as they arise, including the possible acquisition of an existing business or the development of one or more new businesses.

    OPTION 2 -- Distribute All of the Remaining Proceeds; Wind Down the Business
                and Dissolve. After our expected initial distribution to our stockholders, we may decide to cease all of our operations and seek stockholder approval of a plan of liquidation and dissolution so that we may liquidate all of our remaining assets, pay our known liabilities, distribute all of our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities that we reasonably expected to be incurred) and dissolve.

    At this time, we cannot predict which option we will pursue.

WE EXPECT TO CONTINUE TO SPEND THE PROCEEDS OF THE ASSET SALE WHILE WE DETERMINE OUR FUTURE STRATEGIC DIRECTION

    We expect to incur a net loss of approximately $0.5 million to $0.7 million for the quarter ending June 30, 2002, as we determine our future strategic direction. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining employees. This estimate does not include any costs incurred in connection with the possible consummation of any strategic transactions. We expect to fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale. To the extent we are unable to determine our future strategic direction or we continue to incur these losses, our net cash value, and any amounts available for distribution to stockholders will decrease.

ALTHOUGH WE INTEND TO MAKE A DISTRIBUTION TO SHAREHOLDERS, WE HAVE NOT DETERMINED WHEN OR HOW MUCH WE WILL DISTRIBUTE

    We currently intend to make a cash distribution or distributions to our stockholders at some time in the future. However, the number, amount, timing and the record date(s) of such distribution(s) has not been determined, but will be decided by our board in its sole discretion and will depend upon various factors, including:

    o the amounts deemed necessary by our board to pay or provide for all of our liabilities and obligations, including our potential liabilities and obligations arising from existing and threatened litigation and the indemnification provisions of the asset purchase agreement and the severance provisions contained in the employment agreements of certain of our executive officers;

    o the amounts deemed necessary by our board to fulfill our existing contractual obligations;

    o the amounts deemed necessary by our board to satisfy any known or unknown contingent liabilities, including existing and threatened litigation;

    o the amounts deemed necessary by our board to acquire and develop new and potential business opportunities, including maintaining staff to manage the foregoing obligations and liabilities and to seek new business opportunities.

    o   the timing and proceeds of the sale of our remaining assets; and

    o approval of a plan of liquidation and dissolution by our stockholders, if we decide to liquidate and dissolve.

    The amount of our expected initial distribution, as well as any decision to make additional distribution(s), will be based upon estimates of the costs associated with each of these factors, as well as the funds necessary to complete the liquidation of any or all of our on-going operations. If the board determines that material contingent liabilities exist, including any asserted or threatened litigation, any distribution, including our expected initial distribution, may be reduced or delayed. If we decide to liquidate and dissolve the Company, we anticipate that expenses for professional fees and other expenses of a liquidation and dissolution will be significant. Furthermore, each of these factors will be dependent upon a number of contingencies and conditions, many of which are beyond our control, including market conditions and actions by third parties. As a result, any decisions with respect to a distribution, including our expected initial distribution, will involve judgments and assumptions that, although they may be considered reasonable at the time by the board and management, may not be realized.

IF WE ENGAGE IN STRATEGIC TRANSACTIONS WE MAY NOT HAVE A TESTED BUSINESS MODEL AND CANNOT ASSURE YOU THAT ANY MODEL WE DEVELOP WILL YIELD POSITIVE RESULTS

    We may decide to explore opportunities to acquire, invest in or develop new lines of business. Any new strategic direction we choose could likely involve the acquisition or development of other businesses, and any such direction will likely involve risks, including the following:

    o We may be unable to identify suitable companies for acquisition, acquire such companies on suitable terms or in a suitable time frame, integrate any such acquired companies into our operations, or obtain additional working capital that may be necessary for the acquired business.

    o   Any business we acquire may not perform as expected.

    o We may use all, or a substantial portion, of our remaining cash on hand in connection with a strategic transaction.

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

    If we decide to acquire new businesses, our future success will depend, in significant part, on our ability to attract, hire and retain directors, management and other personnel with the managerial, marketing and technical skills that may be required by any business or businesses that we acquire. Competition for personnel is intense, and there is a limited number of persons with knowledge of, and experience in, any industry we might seek to enter. If we fail to timely identify, recruit and hire qualified personnel, we may be unable to compete effectively.

    To be successful in any planned acquisition, we may also need to integrate disparate technologies and corporate cultures and potentially manage a geographically dispersed company. Each subsequent acquisition may divert our attention and expose us to unforeseen liabilities or risks associated with entering new markets. Integrating newly acquired organizations and technologies can be expensive, time consuming and may strain our resources. We anticipate that we will face intense competition for acquisitions, and that many of these competitors will be larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business may be adversely affected. We do not have a tested business model and we cannot be sure that any business model we develop will yield positive results.

    We may pay for some of our acquisitions by issuing additional common stock which could dilute our existing stockholders. We may also use cash to buy companies or technologies. We may also need to incur debt to pay for acquisitions or to fund any operating losses. Acquisition financing may not be available to us on favorable terms or at all. In addition, we may assume an acquired company's existing indebtedness as part of an acquisition transaction, and/or we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, any of which could have an adverse affect on our results of operations.

YOUR APPROVAL IS NOT NECESSARILY REQUIRED FOR ACQUISITIONS OR BUSINESS COMBINATIONS

    The board will have the sole discretion to enter into agreements and consummate any acquisitions or business combinations for cash, stock, warrants and/or options, except for (i) certain mergers directly by the company with or into another corporation or a liquidation and dissolution, which require stockholder approval under Delaware law, or (ii) transactions involving certain dilutive issuances of Common stock or securities convertible into common stock which require stockholder approval under the Nasdaq's Marketplace Rules to the extent our Common Stock remains listed on Nasdaq. Accordingly, except for these specified situations, the board is empowered to take such actions without obtaining the prior approval of our stockholders.

IF WE LIQUIDATE AND DISSOLVE, WE WILL NEED TO SET ASIDE AMOUNTS FOR CONTINGENT CLAIMS AND INCUR OTHER COSTS

    If we decide to propose a complete liquidation and dissolution of the company, we may be unable to liquidate and dissolve at the time we seek to and the amount of any net proceeds that we decide to distribute to our stockholders will be subject to the payment of all claims and the establishment of reserves to pay contingent claims, including existing or threatened litigation. In addition, the decision to liquidate and dissolve can only be made by our shareholders under Delaware law. Therefore, even if our board decides to liquidate and dissolve the Company, it must obtain the approval of our shareholders. If the stockholders approve any recommendation by the board to dissolve, there are risks and substantial differences in administrative and professional costs associated with whether the company elects to dissolve with or without the supervision of the Delaware Chancery Court. Furthermore, under Delaware law, it typically takes at least three (3) years to dissolve a corporation, and during that time it is highly unlikely that we will maintain our corporate existence or that there will be a public market for our stock.

OUR EXECUTIVE OFFICERS MAY HAVE INTERESTS THAT ARE DIFFERENT FROM THE INTERESTS OF OTHER STOCKHOLDERS

    As our board determines whether we continue as a going concern and seek to engage in strategic transactions or liquidate and dissolve, you should be aware that our executive officers may have interests in our future strategic direction that are different from or in addition to those of our other stockholders. In particular, under their employment agreements, each of our executive officers will continue to be paid their salary for at least as long as our board decides on our future strategic direction. While their employment with us may or may not continue if we engage in a strategic transaction and acquire new businesses, the employment of these officers will be terminated if we liquidate and dissolve.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

    At the present time, our stock price is trading at a substantial discount to our net cash value per share. If we were to announce a substantial distribution of proceeds from the Asset Sale, our stock could fluctuate suddenly and widely depending on the amount and timing of such distribution and the amount of funds retained by the company for the payment of claims and the possible pursuit of a new business opportunities. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs to our stockholders and a diversion of our management's attention and resources.

    Additionally, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance or actions taken with respect to a new strategic direction. General market price declines or market volatility in the future could adversely affect the price of the our common stock, and thus, the current market price may not be indicative of future market prices.

WE EXPECT TO BE DELISTED BY NASDAQ

    On February 14, 2002, we received formal notice from the Nasdaq Stock Market that we were not in compliance with the continuing listing requirements because the market price of our common stock has closed below $1.00 per share for 30 consecutive days. Unless the bid price of the company's stock closes at $1 per share or more for ten (10) consecutive days before May 15, 2002, we will be subject to delisting by Nasdaq, at which time we may appeal such delisting. If and to the extent the company makes any substantial distribution of funds to stockholders, we expect it to be highly unlikely that we can maintain compliance with the minimum bid price of $1.00 per share for any significant period of time. Moreover, we do not expect to satisfy the initial or maintenance listing requirements for the Nasdaq SmallCap Market. If we are delisted from the Nasdaq National Market, we cannot assure you that we will seek to ensure the uninterrupted trading of our common stock by becoming listed on the Nasdaq SmallCap Market or by having our common stock traded on the Over the Counter Bulletin Board or Pink Sheets. Alternatively, if we do seek to ensure the uninterrupted trading of our common stock by taking one of these actions, we cannot assure you that we will be successful in doing so.

WE MAY INADVERTENTLY BECOME AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, AND AS A RESULT, BECOME SUBJECT TO ADDITIONAL REGULATION

    If we at any time own investment securities (not including U.S. government securities) that have a value exceeding 40% of our unconsolidated assets (or, under applicable rules, own investment securities (not including U.S. government securities) having a value exceeding 45% of our unconsolidated assets and no more than 45% of our net income is derived from these investment securities) and do not qualify for an exemption under the Investment Company Act, we may be required to register as an investment company with the SEC, which would subject us to extensive additional regulation.

    To the extent we may be subject to the registration requirements of the Investment Company Act, we may be permitted to rely on a temporary exemption from these registration requirements for a period of up to one year, provided that we had a bona fide intent to be engaged primarily, as soon as reasonably possible and in any event at the end of one year, in a business other than that of investing, reinvesting, owning, holding or trading in investment securities. We would not be permitted to rely on this exemption more than once in any three year period.

    If we rely on this exemption from the registration requirements of the Investment Company Act and continue to own investment securities having a value exceeding 40% of our unconsolidated assets (or, under applicable rules, own investment securities (not including U.S. government securities) having a value exceeding 45% of our unconsolidated assets and no more than 45% of our net income is derived from these investment securities) at the end of the one-year exemption period, we may be forced to invest any remaining proceeds from the Asset Sale in U.S. government securities that have a lesser rate of return than corporate or other non-U.S. government securities.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of our cash equivalents, we believe that we are not subject to any material market risk exposure. Substantially all of our revenues were realized in U.S. dollars. We do not have any foreign currency hedging instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                             PAGE
      Consolidated Financial Statements:

         Report of Independent Accountants ................................   30
         Consolidated Balance Sheets as of December 31, 2001 and 2000 .....   31

         Consolidated Statements of Operations for the years
           ended December 31, 2001, 2000 and 1999 .........................   32

         Consolidated Statements of Comprehensive Loss for the
           years ended December 31, 2001, 2000 and 1999 ...................   33

         Consolidated Statement of Stockholders' Equity
           (Deficit) for the years ended December 31, 1999,
           2000 and 2001 ..................................................   34

         Consolidated Statements of Cash Flows for the years
           ended December 31, 2001, 2000 and 1999 .........................   35

         Notes to Consolidated Financial Statements .......................   36

         Quarterly Financial Information (unaudited) for the
           years ended December 31, 2001 and 2000 .........................   51





                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
High Speed Access Corp.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of High Speed Access Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As explained in Note 2, the shareholders approved and authorized the sale of substantially all of the assets of the Company on February 28, 2002.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 28, 2002

                             HIGH SPEED ACCESS CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                   ------------    ------------

                       ASSETS

Current assets:
        Cash and cash equivalents                                                  $     11,714    $    114,847
        Short-term investments                                                            6,067          13,229
        Restricted cash                                                                   1,654           2,469
        Accounts receivable,  net of allowance for doubtful accounts of $584
          and $296, respectively                                                          7,080           2,087
        Prepaid expenses and other current assets                                         7,124           3,818
                                                                                   ------------    ------------

                  Total current assets                                                   33,639         136,450

Property, equipment and improvements, net                                                25,673          63,008
Intangible assets, net                                                                       --           4,197
Deferred distribution agreement costs, net                                                8,439          11,783
Other non-current assets                                                                  4,917           4,269
                                                                                   ------------    ------------

                  Total assets                                                     $     72,668    $    219,707
                                                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                           $      2,962    $     15,395
        Accrued compensation and related expenses                                         5,409           6,757
        Other current liabilities                                                         9,687           9,073
        Long-term debt, current portion                                                   2,201           2,633
        Capital lease obligations, current portion                                        7,317           7,790
                                                                                   ------------    ------------

                  Total current liabilities                                              27,576          41,648

Long-term debt                                                                              100           2,313
Capital lease obligations                                                                 2,759          11,380
                                                                                   ------------    ------------

                  Total liabilities                                                      30,435          55,341
                                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:

        Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized, 75,000
          shares issued and outstanding at December 31, 2001 and 2000                         1               1

        Common stock, $.01 par value, 400,000,000 shares authorized, 60,394,835 and 58,684,052  shares issued and outstanding at December 31, 2001 and
          2000, respectively                                                                604             587

        Class A common stock, 100,000,000 shares authorized, none issued and outstanding

        Additional paid-in capital                                                      742,144         737,215

        Deferred compensation                                                            (1,763)           (713)

        Accumulated deficit                                                            (698,791)       (573,217)

        Accumulated other comprehensive income                                               38             493
                                                                                   ------------    ------------

                  Total stockholders' equity                                             42,233         164,366
                                                                                   ------------    ------------

                  Total liabilities and stockholders' equity                       $     72,668    $    219,707
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                     2001            2000             1999
                                                                                 ------------    ------------    ------------
Net revenue                                                                      $     31,592    $     14,200    $      3,446

Costs and expenses:

Operating                                                                              68,944          70,289          24,021
Engineering                                                                            21,779          23,960           9,255
Sales and marketing                                                                     8,342          23,980          16,309

General and administrative:
  Non-cash compensation expense from stock options, warrants and
    restricted stock                                                                      775             216           3,039
  Amortization of distribution agreement costs                                          5,964           2,674           3,723
  Asset impairment charges                                                             28,797          22,444              --
  Other general and administrative expenses                                            27,329          25,093          11,888
                                                                                 ------------    ------------    ------------

    Total general and administrative                                                   62,865          50,427          18,650
                                                                                 ------------    ------------    ------------

      Total costs and expenses                                                        161,930         168,656          68,235
                                                                                 ------------    ------------    ------------

Loss from operations                                                                 (130,338)       (154,456)        (64,789)
Investment income                                                                       3,335           7,371           6,181
Interest expense                                                                       (2,195)         (2,158)           (519)
                                                                                 ------------    ------------    ------------

Net loss from continuing operations                                                  (129,198)       (149,243)        (59,127)

Discontinued operation:
  Earnings/(loss) from discontinued operation, net                                      4,237          (1,167)         (1,825)
  Loss on disposal of discontinued operation                                             (613)             --              --
                                                                                 ------------    ------------    ------------

Net loss                                                                             (125,574)       (150,410)        (60,952)

Mandatorily redeemable convertible preferred stock dividends                               --              --          (1,122)
Accretion to redemption value of mandatorily redeemable convertible
  preferred stock                                                                          --              --        (229,148)
                                                                                 ------------    ------------    ------------

    Net loss available to common stockholders                                    $   (125,574)   $   (150,410)   $   (291,222)
                                                                                 ============    ============    ============


Basic and diluted net loss from  continuing  operations  available to common stockholders per share
                                                                                 $      (2.20)   $      (2.65)   $      (8.64)

Basic and diluted earnings/(loss) from discontinued operation per share                  0.07           (0.02)          (0.05)

Basic and diluted loss from disposal of discontinued operation per share                (0.01)             --              --
                                                                                 ------------    ------------    ------------

Basic and diluted net loss available to common stockholders per share            $      (2.14)   $      (2.67)   $      (8.69)
                                                                                 ============    ============    ============

Weighted average shares used in computation of basic and diluted net loss from
continuing operations and net loss available to common stockholders per share      58,794,354      56,347,891      33,506,735



        The accompanying notes are an integral part of these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                     YEARS ENDED DECEMBER 31,
                                            --------------------------------------------
                                                2001            2000            1999
                                            ------------    ------------    ------------


Net loss                                    $   (125,574)   $   (150,410)   $    (60,952)

Net unrealized (loss) gain on investments           (455)            634            (141)
                                            ------------    ------------    ------------

Comprehensive loss                          $   (126,029)   $   (149,776)   $    (61,093)
                                            ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                PREFERRED STOCK                COMMON STOCK             ADDITIONAL
                                                         ----------------------------  ----------------------------      PAID-IN
                                                            SHARES          AMOUNT        SHARES          AMOUNT         CAPITAL
                                                         ------------    ------------  ------------    ------------    ------------
Balance at December 31, 1998                                       --              --     6,200,000    $         62    $      4,237

Mandatorily redeemable convertible
preferred stock dividends
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock
Distribution  of Darwin  Networks,  Inc
  common stock  to shareholders                                                                                                 569
Issuance of common stock warrants in
  connection  with purchase of customer base                                                                                    208
Issuance of vested compensatory stock options                                                                                 1,793
Deferred  compensation  from  grants of stock
  options to purchase common stock                                                                                            1,450
Amortization of deferred compensation
Conversion  of  mandatorily  redeemable convertible
  preferred stock and accrued dividends
  to common stock                                                                        31,115,887             311         404,195
Issuance of common stock warrants in connection
  with distribution agreements                                                                                                7,766
Exercise of stock options and warrants                                                      484,470               5             830
Net proceeds from sale of common stock                                                   16,475,773             165         197,775
Net unrealized loss on investments
Net loss
                                                         ------------    ------------  ------------    ------------    ------------

Balance at December 31, 1999                                       --              --    54,276,130             543         618,823

Deferred compensation from grant of
  restricted stock                                                                                                              519
Amortization of deferred compensation

Issuance of preferred stock to Charter and Vulcan              75,000    $          1                                        74,017
Issuance of common stock and common stock
  warrants in connection with distribution agreements                                                                        10,123
Issuance of common stock warrants in connection
  with lease agreements                                                                                                         128
Issuance of common stock                                                                  1,250,000              13           9,987
Issuance of common stock in connection with
  acquisition of Digital Chainsaw                                                         2,961,718              30          17,927
Issuance of stock options in connection with
  acquisition of Digital Chainsaw                                                                                             3,654
Issuance of common stock warrants in connection
  with acquisition of Digital Chainsaw                                                                                        1,367
Exercise of stock options and warrants                                                      196,204               1             670
Net unrealized gain on investments
Net loss
                                                         ------------    ------------  ------------    ------------    ------------

Balance at December 31, 2000                                   75,000               1    58,684,052             587         737,215

Deferred compensation from grant of restricted stock                                      1,495,000              15           1,838
Amortization of deferred compensation
Issuance of common stock and common stock
  warrants in connection with
  distribution agreements                                                                   125,000               1           2,995
Issuance of common stock in connection with
  401(k) Plan employer match                                                                 90,783               1              96
Net unrealized loss on investments
Net loss
                                                         ------------    ------------  ------------    ------------    ------------

Balance at December 31, 2001                                   75,000    $          1    60,394,835    $        604    $    742,144
                                                         ============    ============  ============    ============    ============


                                                                                         ACCUMULATED
                                                                                            OTHER            TOTAL
                                                           DEFERRED       ACCUMULATE    COMPREHENSIVE    STOCKHOLDERS'
                                                         COMPENSATION      DEFICIT           LOSS       EQUITY(DEFICIT)
                                                         ------------    ------------    ------------   ---------------
Balance at December 31, 1998                             $        (84)   $   (130,642)             --    $   (126,427)

Mandatorily redeemable convertible
  preferred stock dividends                                                    (1,122)                         (1,122)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock                                     (229,148)                       (229,148)
Distribution  of Darwin  Networks,  Inc
  common stock  to shareholders                                                  (943)                           (374)
Issuance of common stock warrants in
  connection  with purchase of customer base                                                                      208
Issuance of vested compensatory stock options                                                                   1,793
Deferred  compensation  from  grants of stock
  options to purchase common stock                              (1,450)                                            --
Amortization of deferred compensation                            1,246                                          1,246
Conversion  of  mandatorily  redeemable convertible
  preferred stock and accrued dividends
  to common stock                                                                                             404,506
Issuance of common stock warrants in connection
  with distribution agreements                                                                                  7,766
Exercise of stock options and warrants                                                                            835
Net proceeds from sale of common stock                                                                        197,940
Net unrealized loss on investments                                                       $       (141)           (141)
Net loss                                                                      (60,952)                        (60,952)
                                                         ------------    ------------    ------------    ------------

Balance at December 31, 1999                                     (288)       (422,807)           (141)        196,130

Deferred compensation from grant of
  restricted stock                                               (519)                                             --
Amortization of deferred compensation                             133                                             133
Issuance of preferred stock to Charter and Vulcan                                                              74,018
Issuance of common stock and common stock
  warrants in connection with distribution agreements                                                          10,123
Issuance of common stock warrants in connection
  with lease agreements                                                                                           128
Issuance of common stock                                                                                       10,000
Issuance of common stock in connection with
  acquisition of Digital Chainsaw                                                                              17,957
Issuance of stock options in connection with
  acquisition of Digital Chainsaw                                 (39)                                          3,615
Issuance of common stock warrants in connection
  with acquisition of Digital Chainsaw                                                                          1,367
Exercise of stock options and warrants                                                                            671
Net unrealized gain on investments                                                                634             634
Net loss                                                                     (150,410)                       (150,410)
                                                         ------------    ------------    ------------    ------------

Balance at December 31, 2000                                     (713)       (573,217)            493         164,366

Deferred compensation from grant of restricted stock           (1,853)                                             --
Amortization of deferred compensation                             803                                             803
Issuance of common stock and common stock
  warrants in connection with
  distribution agreements                                                                                       2,996
Issuance of common stock in connection with
  401(k) Plan employer match                                                                                       97
Net unrealized loss on investments                                                               (455)           (455)
Net loss                                                                     (125,574)                       (125,574)
                                                         ------------    ------------    ------------    ------------

Balance at December 31, 2001                             $     (1,763)   $   (698,791)   $         38    $     42,233
                                                         ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                      2001          2000          1999
                                                                                   ----------    ----------    ----------
OPERATING ACTIVITIES

Net loss                                                                           $ (125,574)   $ (150,410)   $  (60,952)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization                                                29,604        24,704         6,681
          Provision for doubtful accounts receivable                                    1,799         1,269           252
          Write-off of capitalized software costs                                          --            --           464
          Asset impairment charges                                                     28,797        22,444            --
          Realized gain (loss) on sale of investments                                      --            31          (236)
          Non-cash compensation expense from stock options, warrants and
            restricted stock                                                              775           216         3,039
          Amortization of distribution agreement costs                                  5,964         2,674         3,723
          (Earnings)/loss from discontinued operation, net                             (4,237)        1,167         1,825
          Loss on disposal of discontinued operation                                      613            --            --
          Changes in operating assets and liabilities excluding the effects of acquisitions:
               Restricted cash                                                            815        (2,469)           --
               Accounts receivable                                                     (3,853)       (2,263)         (562)
               Prepaid expenses and other current assets                               (4,015)          653        (4,221)
               Other non-current assets                                                  (648)       (3,924)         (345)
               Accounts payable                                                       (15,146)        8,231         5,549
               Accrued compensation and related expenses                               (1,251)        2,419         3,098
               Other current liabilities                                                1,001         3,101         1,696
                                                                                   ----------    ----------    ----------

Net cash used in operating activities                                                 (85,356)      (92,157)      (39,989)
                                                                                   ----------    ----------    ----------

INVESTING ACTIVITIES

     Purchases of short-term investments                                              (46,054)      (99,751)     (551,844)
     Sales and maturities of short-term investments                                    52,761       212,545       426,519
     Purchases of property, equipment and improvements, net of leases                 (12,644)      (33,892)      (26,900)
     Purchase of customer base                                                             --            --          (511)
     Net cash paid in connection with acquisitions                                         --        (3,573)           --
                                                                                   ----------    ----------    ----------

Net cash (used in) provided by investing activities                                    (5,937)       75,329      (152,736)
                                                                                   ----------    ----------    ----------

FINANCING ACTIVITIES

     Net proceeds from issuance of common stock                                            --        10,000       197,940
     Net proceeds from issuance of mandatorily  redeemable  convertible
      preferred stock                                                                      --            --        24,987
     Net proceeds from issuance of preferred stock                                         --        74,018            --
     Payments on capital lease obligations                                             (9,445)       (5,708)         (639)
     Proceeds from long-term debt                                                       1,900         1,213         5,508
     Payments on long-term debt                                                        (4,295)       (1,829)         (484)
     Proceeds from exercise of stock options                                               --           671           835
                                                                                   ----------    ----------    ----------

Net cash (used in) provided by financing activities                                   (11,840)       78,365       228,147
                                                                                   ----------    ----------    ----------

Net change in cash and cash equivalents                                              (103,133)       61,537        35,422

Cash and cash equivalents, beginning of period                                        114,847        53,310        17,888
                                                                                   ----------    ----------    ----------

Cash and cash equivalents, end of period                                           $   11,714    $  114,847    $   53,310
                                                                                   ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                      $    2,300    $    2,139    $      473

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment acquired under capital leases                                       $      351    $   13,763    $   11,126
     Property and equipment purchases payable                                      $    1,219    $      (12)   $    3,366
     Distribution of Darwin Networks, Inc. subsidiary to shareholders                                          $      943
     Warrants issued in connection with acquisitions                                             $    1,367    $      208
     Warrants issued in connection with Microsoft Corp. agreements                                             $    3,235
     Warrants earned in connection with distribution agreements                    $    2,621    $   10,123    $    4,530
     Issuance of common stock and employee stock options in connection with the
          purchase of Digital Chainsaw                                                           $   21,611
     Issuance of common stock in connection with distribution agreement            $      375
     Issuance of common stock in connection with restricted stock grants           $    1,853
     Issuance of common stock in connection with employer match for 401(k) plan    $       97


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HIGH SPEED ACCESS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

    On February 28, 2002, High Speed Access Corp. (the "Company") consummated the sale of substantially all of its assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of the Company's stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc, CC Systems, LLC, and Charter Communications Ventures, LLC.

    Prior to the closing of the Asset Sale, the Company provided high speed Internet access to residential and commercial customers primarily via cable modems. We focused primarily on residential and commercial end users in exurban markets, although we did provide broadband services in some urban markets. We define exurban markets as cable systems with fewer than 100,000 homes passed. The term "homes passed" refers to the number of homes that potentially can be served by a cable system. Historically, we entered into long-term exclusive contracts with cable system operators to provide a suite of services on a comprehensive "Turnkey" basis as well as on an unbundled or "Network Services" basis. These services enabled the cable system's customers to receive high speed Internet access.

    In our Turnkey solution, we generated revenue primarily from the monthly fees we received from end users for our cable modem based Internet access services and for the traditional dial-up services we offered as part of our end user acquisition strategy. In our Turnkey solution, we generally billed the end user directly and paid our cable partners a portion of the monthly fee we received. In these instances, we reported our revenue net of the percentage split we paid to our cable partners. For promotional purposes, we often provided new end users with 30 days of free Internet access when they subscribed to our services. As a result, our revenue did not reflect new end users until the end of the promotional period. We also received revenues from renting cable modems to end users.

    We also offered services to our cable partners on an unbundled or "Network Services" basis. In a Network Services solution, we delivered fewer services and incurred lower costs than in a Turnkey solution but also earned a smaller percentage of the subscription revenue or a fixed fee on a per subscriber basis. Our cable partners typically billed the end user and remitted to us our percentage of the revenue or a fixed fee on a per subscriber basis.

    Our business also included international cable based Internet service provider ("ISP") infrastructure services to Kabel Nordrhein-Westfalen GmbH & Co. KG ("KNRW") in Germany. During 2001, our international operations were a significant part of our business mix, however, we have ceased these operations effective December 31, 2001. The results of this operation have been classified as discontinued and prior periods have been restated.

    Our service offerings also included web hosting, engineering services on a fee for service basis and DSL Internet access through reseller arrangements.

2. SUBSEQUENT EVENT

    On February 28, 2002, the Company consummated the Asset Sale to CC Systems, LLC immediately after obtaining the required approval of stockholders. The Asset Sale was effected pursuant to an Asset Purchase Agreement dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements.

    The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by the Company primarily in the provision of high speed internet access to residential and commercial customers of Charter via cable modems. The assets generated approximately 78% and 55% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Following the completion of our cost reduction efforts initiated in the second half of 2001, the assets acquired by Charter generated substantially all of the Company's total revenue. Accordingly, prior to the Asset Sale, Charter was our largest customer.

    Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from the Company in consideration for (i) the payment a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all the Company's outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of Common Stock. At the closing, Charter agreed to certain reductions in our indemnification obligations under the Asset Purchase Agreement. Charter has held back an aggregate of $2.75 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $750,000, less any adjustments, is payable to us as specified in the Asset Purchase Agreement on or about April 30, 2002, and the remaining $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, is payable on or about February 28, 2003. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the indemnification holdback, the Company received from Charter on February 28, 2002, a cash amount equal to $69.5 million.

    Also on February 28, 2002, the Company purchased 20,222,139 shares of Common Stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of Common Stock from Vulcan. Following the consummation of the Asset Sale and the purchase of Common Stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, the Company is no longer affiliated with Vulcan, Charter or any of their respective affiliates.

    Under the Asset Purchase Agreement:

    o The Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the follow:

          Cash purchase price per the Asset Purchase Agreement............    $  81.1
                                                                              -------
                Adjustments:
                Current assets acquired by Charter, as adjusted per
                  the Asset Purchase Agreement............................        3.9
                Capital leases, debt and other liabilities assumed or
                  paid by Charter.........................................      (12.7)
                Indemnity holdbacks.......................................       (2.8)
                        Total adjustments.................................      (11.6)
                                                                              -------
                Net cash proceeds from sale to Charter....................    $  69.5
                                                                              =======

o We sold substantially all of our revenue-generating fixed assets with a net book value of $25.0 million at December 31, 2001.

o We sold all accounts receivable related to Charter systems with a net value of $4.1 million at December 31, 2001 for which we received a purchase price adjustment.

o   The Company paid to Charter $5.1 million for outstanding launch fees.

o Charter paid to the Company $2.2 million for expenses incurred by the Company on Charter's behalf prior to September 28, 2001.

o Charter assumed certain of the Company's operating and capital lease obligations with future minimum lease payments of $13.5 million.

o The Company paid $2.2 million to retire all outstanding long-term debt and $8.1 million to pay-off substantially all of the Company's capital lease obligations.

o Warrants to purchase 2,650,659 shares of our Company stock earned by Charter under various distribution agreements were cancelled.

o All of the Company's 75,000 outstanding shares of Series D Preferred Stock were cancelled.

o Charter assumed certain commitments relating to circuits with a national telecommunications company with future minimum payments of $7.4 million through 2003.

o On February 28, 2002, the Company paid an additional $3.5 million of expenses related to the Asset Sale. The total expenses paid through February 28, 2002 were $6.0 million.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    In Network Service systems, the cable partner typically bills the customer and the Company recognizes revenue as a percentage of total revenue or on a fixed fee per subscriber basis in the period in which the revenue is earned. Monthly subscription revenue from web hosting services was recognized ratably over the period during which services were provided. Revenue received in advance is initially recorded as deferred revenue and is recognized as income in the period in which the related services are provided.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all short-term, highly-liquid investments with an original maturity of 90 days or less. At December 31, 2001 and 2000, cash equivalents consist principally of interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of the U.S. Government. The Company maintains the majority of its cash at one financial institution. At most times, such cash is in excess of the FDIC insurance level. The carrying value of cash equivalents approximates fair market value due to the short-term maturities of the instruments.

SHORT-TERM INVESTMENTS

    Short-term investments are classified as available-for-sale and are accounted for at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

    Short-term investments classified as current assets at December 31, 2001 consisted of $6.1 million of U.S. Government obligations with a net unrealized gain of $38,000. Short-term investments classified as current assets at December 31, 2000 consisted of $13.2 million of U.S. Government obligations with a net unrealized gain of $0.5 million. All short-term investments are due contractually within one year as of December 31, 2001.

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

    Intangible assets consist primarily of goodwill and other identifiable intangible assets recorded in connection with the acquisitions of Digital Chainsaw, Inc. ("Digital"), CATV.net, Inc. ("CATV") and High Speed Access Network, Inc. ("HSAN"). Intangible assets were being amortized on a straight-line basis, generally over a five-year period.

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

WARRANTS ISSUED IN CONNECTION WITH DISTRIBUTION AGREEMENTS

    As an inducement to certain cable partners to commit systems, the Company issued warrants to purchase its common stock in connection with Network Service agreements and other agreements, collectively referred to as distribution agreements. The Company values warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants are earned. The Company recognizes an addition to equity for the fair value of any warrants issued, and recognizes the related expense over the term of the agreement with the respective cable system, generally four to five years, in accordance with Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

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

STOCK-BASED EMPLOYEE COMPENSATION

    The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts for current assets and current liabilities, other than short-term investments, approximate their fair value due to their short maturity. The fair values of short-term investments at December 31, 2001 and 2000 were $38,000 and $0.5 million greater than cost, respectively. The carrying value of long term-debt approximates fair value.

ENGINEERING

    Engineering costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

    The Company's Turnkey customers consist of residential and commercial customers in the various markets served by the Company. As such, no single customer accounted for greater than 10% of Turnkey revenue or accounts receivable balances for any periods presented. Revenue from the Company's major Network Services customer, Charter, accounted for 35.9% and 16.4% of net revenue for the years ended December 31, 2001 and 2000, respectively. Approximately 37.5% and 31.0% of the Company's gross trade receivables balance at December 31, 2001 and 2000, respectively, was from Charter.

    Effective December 31, 2001, the Company discontinued providing international ISP infrastructure services to KNRW. This segment has been presented as a discontinued operation in the Company's Consolidated Statement of Operations. Had these services not been classified as a discontinued operation, international ISP infrastructure services revenue would have comprised 21.9% of the Company's total net revenue for 2001. The Company did not have revenue from international ISP infrastructure services for the year ended December 31, 2000. Approximately 28.2% of the Company's gross trade receivables balance at December 31, 2001 was from KNRW. These receivables were collected in full during the first quarter of 2002.

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

    In addition, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company has no intangible assets or goodwill at December 31, 2001, and therefore the adoption of SFAS 142 on January 1, 2002 had no impact on the financial condition or results of operations of the Company.

    In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121. SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company beginning on January 1, 2002.

    SFAS 144 also supercedes EITF 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements". The measurement date for the Company's discontinuance of the high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's shareholders approved the Asset Sale. The FASB's guidance with respect to discontinued operations is that if a measurement date is not reached under APB 30 by the entity's year-end, and therefore prior to the adoption of FAS 144, a discontinued operation would be governed by FAS 144 and not APB 30. Consequently, the discontinuance of the Company's high speed Internet access and related services business will be presented as a discontinued operation under the provisions of SFAS 144 during the first quarter of 2002.

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

    The components of property, equipment and improvements at December 31, 2001 and 2000 are as follows (in thousands):

                                                              2001         2000
                                                          -----------   -----------
     Equipment ........................................   $    43,047   $    73,429
     Furniture and fixtures ...........................           432         1,189
     Capitalized software .............................         4,661         9,560
     Leasehold improvements ...........................         3,911         7,095
                                                          -----------   -----------
                                                               52,051        91,273
     Less accumulated depreciation,
        amortization and asset impairment reserves ....        26,378        28,265
                                                          -----------   -----------
                                                          $    25,673   $    63,008
                                                          ===========   ===========

    Equipment includes assets acquired under capital leases, principally headend equipment, modems, furniture and fixtures, and telephone equipment, with an original cost of $25.5 million and $25.1 million at December 31, 2001 and 2000, respectively. Accumulated depreciation of these assets was $8.0 million and $4.1 million at December 31, 2001 and 2000, respectively.

    Depreciation and amortization expense of property, equipment and improvements, excluding capitalized computer software costs, for the years ended December 31, 2001, 2000 and 1999 was $25.2 million, $19.8 million and $5.7 million, respectively.

    Amortization of capitalized computer software costs was $3.4 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively. There was no amortization of capitalized computer software costs during the year ended December 31, 1999. The unamortized cost of capitalized internal-use software was $2.4 million and $7.8 million at December 31, 2001 and 2000, respectively.

5. ASSET IMPAIRMENT CHARGES

    During 2001, the Company recorded an asset impairment charge of $28.8 million for the write-down of non-Charter fixed assets and goodwill. The impairment charge was attributable to the following items:

     o Exit from Non-Charter Cable TV Markets. The Company exited all of its cable system agreements except for those with Charter. During 2001, the Company recorded an asset impairment charge of $17.7 million for the write-down of the equipment used in these markets, additional excess inventory used in the cable modem business, furniture and fixtures and equipment located in the Denver corporate headquarters and call center and other regional offices. The remaining net book value of these assets at December 31, 2001, was $0.7 million. Additionally, the Company wrote off the remaining goodwill associated with the acquisition of HSAN and CATV of $1.5 million (See Note 6 - Intangible Assets).

     o Sale of Digital. During 2001, the Company recorded an asset impairment charge of $0.5 million to write-down the Digital fixed assets to zero. These assets were disposed of on October 31, 2001. Additionally, the Company wrote off the remaining goodwill associated with the acquisition of Digital of $1.7 million (See Note 6 - Intangible Assets).

     o Abandon DSL Effort. The Company discontinued its efforts to enter the DSL market. During 2001, the Company recorded an asset impairment charge to write off the remaining value of the DSL assets of $3.2 million. In connection with the purchase of certain DSL assets, the Company entered into a $1.9 million debt financing agreement with Lucent Technologies Inc. ("Lucent") in July 2001. The debt obligation was paid in full on September 28, 2001 at a discount of $250,000. This transaction, along with prior purchases, has fulfilled our $5.0 million purchase obligation with Lucent.

     o Write Off Information Systems Not Used. During 2001, the Company recorded asset impairment charges of $4.2 million to write off the remaining value of information systems that are not being acquired by Charter.

During 2000, the Company reduced the carrying value of the Digital goodwill to its estimated fair value resulting in an asset impairment charge of $22.4 million (See Note 6 - Intangible Assets).

6. INTANGIBLE ASSETS

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

    A summary of assets acquired and liabilities assumed in the acquisition follow (in thousands):

                Assets acquired, including goodwill             $    28,331
                Liabilities assumed                                  (1,819)
                Common stock and other equity
                  instruments issued                                (22,939)
                                                                -----------
                Cash paid                                       $     3,573
                                                                ===========


    The Company's plan to exit the high-end web development and system integration services of Digital and the deterioration in revenue growth prospects for the web-hosting services of Digital during the fourth quarter of 2000 prompted a review for the possible impairment of goodwill associated with Digital. This review indicated that estimated undiscounted future cash flows were insufficient to recover the carrying value of the goodwill. Accordingly, the Company reduced the carrying value of the goodwill to its estimated fair value resulting in a write-down of $22.4 million. The Company estimated the fair value of Digital based upon an analysis of comparable companies in the sector. During 2001, Digital's assets were sold and the remaining $1.7 million goodwill associated with the acquisition of Digital was written off.

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


    Since the unaudited pro forma financial information for the acquisition of Digital is based upon the operating results of Digital during periods when it was not under the control of management of the Company, the unaudited pro forma financial information presented may not be indicative of the results of operations that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented.

    Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $1.0 million, $3.1 million and $1.0 million, respectively.

    In 1998, the Company recorded intangible assets, consisting primarily of goodwill, of $4.2 million in connection with the acquisition of HSAN and CATV. During 2001, we wrote off the remaining $1.5 million goodwill associated with the acquisition of CATV and HSAN.

7. DISTRIBUTION AGREEMENTS

VULCAN VENTURES INCORPORATED

    In November 1998, the Company entered into a series of agreements with Vulcan whereby the Company provided Internet access services to customers in certain cable systems controlled by Vulcan. These agreements included a system access and investment agreement with Vulcan and its affiliate, Charter, a programming content agreement with Vulcan, and a related network services agreement with Charter.

    In May 2000, the Company entered into a second Network Services agreement with Charter. Under this agreement, Charter committed to provide the Company exclusive right to provide Network Services related to the delivery of Internet access to homes passed in certain cable systems. We provided Network Services, including system monitoring and security, as well as call center support. Charter received the warrants described in the following paragraph as an incentive to provide the Company additional homes passed, although it was not obligated to do so. The agreement had an initial term of five years.

    In connection with the second Network Services agreement, the Company and Charter entered into an amended and restated warrant to purchase up to 12,000,000 shares of common stock at an exercise price of $3.23 per share and terminated two warrants that had been issued to Charter in November 1998. The new warrant became exercisable at the rate of 1.55 shares for each home passed committed to us by Charter under the Network Services agreement entered into by Charter and us in November 1998. The warrant also became exercisable at the rate of .775 shares for each home passed committed to us by Charter under the Network Services agreement entered into in May 2000 up to 5,000,000 homes passed, and at a rate of 1.55 shares for each home passed in excess of 5,000,000.

    Charter earned warrants to purchase 599,949, 1,972,972 and 77,738 shares of common stock under these agreements during the years ended December 21, 2001, 2000 and 1999, respectively. Deferred distribution agreement costs of $2.6 million, $9.5 million and $0.8 million were recorded in conjunction with these warrants during the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of distribution agreement costs associated with these warrants of $2.7 million, $1.5 million and $0.2 million was recognized in the statement of operations for the same periods.

    In connection with the Asset Sale to Charter on February 28, 2002, the Network Services agreements were terminated and the related warrant to purchase 12,000,000 shares of common stock, including 2,650,659 unexercised warrants were cancelled. The Company will write off the unamortized balance of warrants in the first quarter of 2002 in connection with the Asset Sale.

    As part of the distribution agreement with Charter, each home passed, launched or intended to be launched on or before the second anniversary date of the distribution agreement, the Company paid Charter, at Charter's option, a launch fee of $3.00 per home passed committed. During the years ended December 31, 2001 and 2000, the Company paid to Charter launch fees of $2.9 million and $3.8 million, respectively. In these systems where the Company paid a launch fee to Charter, the Company received increased revenue in years two through five of the distribution agreement. The launch fees paid were amortized against this additional revenue received from Charter. During 2001, the Company amortized launch fees of $0.6 million against the additional revenue received from Charter.

    In connection with the Asset Sale to Charter on February 28, 2002, the Company paid to Charter an additional $5.1 million for outstanding launch fees. This amount, along with the unamortized balance of previously paid launch fees will be written off in the first quarter of 2002 in connection with the Asset Sale.

CLASSIC CABLE

    In July 1999, the Company executed a series of agreements with Classic Cable, Inc. ("Classic"). The Company issued warrants to purchase up to 600,000 shares of the Company's common stock at a purchase price of $13.00 per share. Classic had earned warrants to purchase 109,894 shares of common stock under these agreements with a recorded value of $2.4 million. The Company terminated its distribution agreement with Classic in the third quarter of 2001, and therefore, the earned warrants to purchase 109,894 shares of common stock were cancelled.

    Amortization of distribution agreement costs associated with these warrants of $1.8 million, $0.4 million and $0.2 million was recognized in the statement of operations for the periods ended December 31, 2001, 2000 and 1999, respectively.

CABLE MANAGEMENT ASSOCIATES

    In July 1999, the Company executed a series of distribution agreements with ETAN Industries Inc. d/b/a Cable Management Associates ("CMA"). The Company issued warrants to purchase up to 200,000 shares of the Company's common stock at a purchase price of $13.00 per share. CMA earned warrants to purchase 66,161 shares of common stock under these agreements with a recorded value of $1.9 million. The Company terminated its distribution agreement with CMA in the third quarter of 2001, and therefore, the earned warrants to purchase 66,161 shares of common stock were cancelled.

    Amortization of distribution agreement costs associated with these warrants of $1.5 million, $0.2 million and $0.2 million was recognized in the statement of operations for the years ended December 31, 2001, 2000 and 1999, respectfully.

MICROSOFT CORP.

    At the time of the Company's initial public offering, the Company entered into a non-binding letter of intent with Microsoft Corp. ("Microsoft") covering a number of potential areas of strategic relationship. Pursuant to the non-binding letter of intent and subsequent letter agreement entered into in June 1999, the Company granted Microsoft warrants to purchase 387,500 shares of common stock at an exercise price of $16.25 per share. These warrants remain outstanding at December 31, 2001. The Company recorded expense of $3.2 million during the year ended December 31, 1999 related to the issuance of these warrants based on the fair value of the shares at the time of grant.

8. OTHER CURRENT LIABILITIES

    The components of other current liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                                     2001       2000
                                                                ----------   ----------
               International operations - rent, salaries and
                 related benefits ...........................   $      613   $       --
               International operations - taxes .............          950           --
               Other taxes ..................................          780        1,201
               Payable to cable partners ....................        2,045        1,260
               Lease and circuit termination expenses .......        2,478        1,675
               Marketing ....................................           --          518
               Other ........................................        2,821        4,419
                                                                ----------   ----------
                                                                $    9,687   $    9,073
                                                                ==========   ==========


9. LEASE OBLIGATIONS

    The Company leases certain office facilities under operating leases that expire at various dates through 2006, and which require the Company to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the leases. Facility rent expense was $6.5 million, $4.0 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally in 2001, the Company recorded a charge of approximately $5.0 million relating to office space that we currently intend to vacate through the first quarter of 2002. As of December 31, 2001, approximately $1.6 million remains unpaid.

    The Company also has obligations under capital equipment leases. Future minimum lease payments under operating and capital leases having original terms in excess of one year as of December 31, 2001 are as follows (in thousands):

                                                                        OPERATING     CAPITAL
                                                                         LEASES       LEASES
                                                                        -------      --------
                     Year Ending December 31,
                      2002 ..........................................   $ 3,282      $  8,106
                      2003 ..........................................     2,540         3,412
                      2004 ..........................................     2,253           372
                      2005 ..........................................     1,979            20
                      2006 ..........................................     1,941            --
                      Thereafter ....................................     1,134            --
                                                                        -------      --------
                      Total minimum lease payments ..................   $13,129        11,910
                                                                        =======
                     Less amounts representing interest .............                   1,834
                                                                                     --------
                     Present value of minimum capital lease
                      obligations ...................................                  10,076

                     Less current portion ...........................                   7,317
                                                                                     --------
                     Non-current portion ............................                $  2,759
                                                                                     ========



    During the first quarter of 2002, the Company paid $1.2 million to terminate certain operating leases with future minimum lease payments of $2.4 million included above. In addition, included in the future minimum operating lease payments above is $10.2 million for leases that were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002. See
Note 2 - Subsequent Event.

    Also during the first quarter of 2002, the Company paid $8.1 million, including interest, to terminate certain capital leases with future minimum lease payments of $8.2 million included above. Also included in the future minimum capital lease payments above is $3.3 million, including interest, for leases that were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002. See Note 2 - Subsequent Event.

10. LONG TERM DEBT

LOAN FACILITIES

    In July 1999, the Company entered into a $5.0 million loan facility of which $4.1 million had been drawn down through both December 31, 2001 and 2000. The terms of the loan facility provide for interest at the rate of the 3-year U.S. Treasury

Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 5.0% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

    In April 1999, the Company entered into a $3.0 million loan facility of which $2.6 million had been drawn down through both December 31, 2001 and 2000. The terms of the master loan agreement provide for interest at the rate of the 3-year U.S. Treasury Note yield plus 9.76% on each draw, 36 equal monthly payments and a balloon payment of 12.5% of the original loan balance in the 37th month and collateral of the headend, data center and other field equipment of the Company.

    At December 31, 2001 and 2000, $2.3 million and $4.4 million, respectively, was outstanding under these loan facilities. The interest rate on the draws on these facilities ranged from 14.63% to 15.52% as of December 31, 2001 and 2000. These terms are effective on the date of, and applied separately to, each draw on the total loan facilities. The remaining $1.3 million of the $8.0 million total loan facilities expired in 2000 and is no longer available.

    The aggregate amount of long-term debt maturities at December 31, 2001 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
  2002 .................................   $     2,201
  2003 .................................           100
                                           -----------
  Total principal payments .............   $     2,301
                                           ===========


    On February 28, 2002, in conjunction with the Consummation of the Asset Sale, the Company paid $2.2 million to extinguish the long-term debt maturities presented above.

    In July 2001, in connection with the purchase of certain DSL assets, we entered into a $1.9 million debt financing agreement with Lucent. The terms of the agreement provided for interest of 10% per annum with the final payment due January 5, 2004. The debt obligation was paid in full on September 28, 2001.

NOTES PAYABLE -- RELATED PARTY

    As part of its acquisition of HSAN, the Company assumed a note payable in the aggregate principal amount of $0.7 million, evidenced by a promissory note and assignment and security agreement, owing to Gans Multimedia Partnership ("Gans"), an entity owned by Joseph S. Gans, III, a founder and former director of the Company. The note had an interest rate of 7% per annum. Certain tangible assets of the Company served as collateral for this note. The loan represented working capital of HSAN funded by Gans from July 1997 to April 1998. The remaining $0.5 million balance matured and was paid, along with accrued interest, on April 1, 2001.

11.  INCOME TAXES

    As of December 31, 2001 and 2000, the Company had deferred tax assets of approximately $131.4 million and $77.6 million, respectively, primarily related to federal and state net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance based upon the Company's history of operating losses. The combined federal and state net operating loss carryforwards of approximately $286.9 million and $182.1 million, at December 31, 2001 and 2000, respectively, expire beginning in year 2018. Utilization of these net operating losses may be subject to a substantial annual limitation based upon changes in the Company's ownership as provided in Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

    The Company's income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                                                                                      2001          2000          1999
                                                                                   ----------    ----------    ----------
                       Tax provision (benefit) at U.S. statutory rate ..........   $  (42,695)   $  (51,139)   $  (20,724)
                       Net operating losses and temporary differences not
                        recognized .............................................       41,346        42,729        20,319
                       Amortization and other permanent differences ............        1,349         8,410           405
                                                                                   ----------    ----------    ----------
                        Total ..................................................   $       --    $       --    $       --
                                                                                   ==========    ==========    ==========


    Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, 2001 and 2000 are as follows (in thousands):

                                                                                    2001           2000

                                                                                -----------    -----------
                             Deferred tax assets (liabilities):
                              Net operating loss carryforwards ..............   $   116,574    $    74,548
                              Long-lived assets .............................         9,652            868
                              Accrued expenses, not currently deductible ....         5,208          2,174
                                                                                -----------    -----------
                              Total deferred tax assets .....................       131,434         77,590
                              Less valuation allowance ......................      (131,434)       (77,590)
                                                                                -----------    -----------
                              Net deferred tax assets .......................   $        --    $        --
                                                                                ===========    ===========

12. EMPLOYEE BENEFITS

    The Company has established a deferred compensation plan in accordance with
Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the annual contribution limit. The Company may make contributions to the plan at the discretion of the Board of Directors. During 2001, the Company provided a matching contribution of 90,783 shares of Company stock valued at $96,457 as of December 31, 2000 for participants' contributions made in 2000.

    In 2001 and 2000, the Company recorded in general and administrative expenses $4.0 million and $1.3 million, respectively, of severance and related costs associated with workforce reductions and the termination of approximately 375 and 64 employees, respectively. In 1999, total costs included a non-cash portion approximating $0.3 million, included in non-cash compensation expense from stock options, warrants and restricted stock in the accompanying consolidated statement of operations associated with the acceleration of the vesting on certain non-vested stock options of the terminated employees. At December 31, 2001 and 2000, approximately $1.5 million and $0.1 million, respectively, remain unpaid.

13. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    In June 1999, the Company sold 14,950,000 shares of its common stock in an initial public offering ("Offering"), including the underwriters' over-allotment option, which generated proceeds of $179.4 million, net of the underwriters' discount and other Offering costs. Concurrently with the Offering, the Company registered and sold 618,557 shares, 82,474 shares, and 824,742 shares of its common stock to Cisco Systems, Inc., Com21, Inc. and Microsoft, respectively, under stock purchase agreements that generated $18.5 million in proceeds.

    Upon the closing of the Offering, all 20,000,000 outstanding shares of the Company's mandatorily redeemable convertible preferred stock, including 5,000,000 shares sold to Vulcan in April 1999 for $25.0 million, at the time of the Offering were converted into an aggregate of 31,000,000 shares of common stock. In addition, unpaid accumulated dividends on the preferred stock of $1.5 million were paid through the issuance of 115,887 shares of common stock. Prior to the conversion of the preferred stock, the Company had charged accumulated deficit to increase the carrying value of the preferred stock to its estimated redemption value at the time of the Offering of $13 per share. During the year ended December 31, 1999, the Company recorded $229.1 million, and during the period April 3, 1998 (Inception) through December 31, 1998 ("Inception Period"), the Company recorded $120.3 million related to this charge. In addition, the Company accrued dividends on the preferred stock of $1.1 million for the year ended December 31, 1999, and $0.4 million for the Inception Period.

OTHER EQUITY TRANSACTIONS

    In May 1999, the Company completed a 1.55 for 1 split of its common stock. The accompanying financial statements have been restated for all periods presented to reflect the effects of the stock split.

    In May 2000, Lucent purchased 1,250,000 shares of the Company's common stock at fair value for total proceeds to the Company of $10.0 million. In addition, Lucent and the Company entered into a general agreement whereby Lucent provided equipment and services to the Company with a purchase commitment by the Company of $5.0 million. This purchase commitment has been fulfilled by the Company.

    In December 2000, the Company completed the sale of 75,000 shares of convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, for proceeds of approximately $74.0 million, net of issuance costs. The preferred stock converts at the option of Vulcan and Charter into common stock of the Company at an initial conversion price of $5.01875 per share, subject to adjustment for future stock issuances of capital stock and other customary adjustments for stock splits and dividends. If additional shares of capital stock are issued at a price per share below the initial conversion price of the preferred stock, the initial conversion price would be adjusted downward. The adjustment of the initial conversion price could result in the

Company recording a charge to deficit associated with a beneficial conversion feature of the preferred stock if the adjusted conversion price is less than the fair value of the Company's common stock at the date of the adjustment. The preferred stock ranks senior to the Company's common stock with respect to dividends and upon liquidation. The holders of the preferred stock have the right to one vote for each share of common stock into which the preferred stock could be converted.

    In connection with the Asset Sale, Charter tendered all of the Company's 75,000 outstanding shares of Series D Preferred Stock which were subsequently cancelled by the Company.

    On February 28, 2002, the Company purchased 20,222,139 shares of Common Stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share.

14. STOCK OPTION PLAN

    In April 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). A total of 1,395,000 shares of common stock were reserved for issuance under the 1998 Plan. The Company adopted the 1999 Stock Option Plan ("1999 Plan") and the 1999 Non-Employee Directors Plan ("Directors Plan") in January 1999. A total of 3,100,000 shares were originally reserved for issuance under the 1999 Plan. An additional 4,679,500 shares were reserved for the 1999 Plan in June 2000 and an additional 2,500,000 shares were reserved in June 2001. A total of 465,000 shares are reserved for issuance under the Directors Plan.

    The exercise price for the options is determined by the Board of Directors, but generally shall not be less than 100% of the estimated fair market value of the common stock on the date the option is granted. All options outstanding under the 1998 Plan are fully vested as a result of the Offering. Generally, options issued under the 1999 Plan vest over a four-year period after the date of grant and expire ten years after the date of grant. Options issued under the Directors Plan, other than the options granted in January 1999 that are discussed below, vest ratably over the grantee's remaining term as director. Option holders that terminate their employment with the Company forfeit all non-vested options.

    Stock options with an exercise price of $0.65 and $1.61 were granted under the 1998 Plan with an exercise price equal to the price per share at which preferred stock was issued during the month in which the options were granted. Stock options granted under the 1998 Plan with an exercise price of $3.23 in December 1998, were later determined to be compensatory based on a revised estimate of the fair value of the Company's common stock. Upon the Offering in 1999, the Company recognized non-cash compensation expense from stock options of $0.1 million related to the acceleration of vesting of stock options outstanding under the 1998 Plan.

    Options to acquire an additional 140,740 shares were granted under the 1998 Plan in January 1999 that fully vested upon the Offering. These options were also considered compensatory; and accordingly, the Company recorded non-cash compensation expense from stock options of $1.1 million related to the acceleration of vesting of these options.

    Options to purchase 46,500 shares were granted under the 1999 Plan with an exercise price of $3.23 per share. These stock options were considered to be compensatory; and accordingly, the Company recorded deferred compensation of $0.4 million. The Company will recognize this amount over the four-year vesting period of these options. During each of the years ended December 31, 2001, 2000 and 1999, the Company recognized $0.1 million of non-cash compensation expense related to these options. Options to purchase 2,612,615 shares were also granted under the 1999 Plan with an exercise price equal to the fair market value at the time of grant. The Company recognized $0.3 million of non-cash compensation expense from stock options for the acceleration of 44,963 options, granted under the 1999 Plan, in connection with severance agreements during the year ended December 31, 1999.

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

    The following table summarizes the activity in the 1998, 1999 and Directors
Plans:

                                                          SHARES UNDER      EXERCISE PRICE        WEIGHTED AVERAGE
                                                             OPTION            PER SHARE           EXERCISE PRICE
                                                          -----------     ------------------      ----------------
                       Outstanding at December 31, 1998       704,785     $0.65   to $  3.23           $   1.35
                        Options Granted                     2,777,755     $3.23   to $ 27.88           $  16.41
                        Options Cancelled                     (84,209)    $3.23   to $ 27.88           $  13.88
                        Options Exercised                    (464,320)    $0.65   to $  3.23           $   1.53
                                                          -----------                                  --------

                       Outstanding at December 31, 1999     2,934,011     $0.65   to $ 27.88           $  15.10
                        Options Granted                     5,442,603     $1.84   to $ 20.75           $   7.16
                        Options Cancelled                  (1,519,215)    $0.65   to $ 27.88           $  15.02
                        Options Exercised                    (196,204)    $0.65   to $ 13.00           $   2.68
                                                          -----------                                  --------

                       Outstanding at December 31, 2000     6,661,195     $0.65   to $ 27.88           $   9.22
                        Options Granted                     2,398,092     $0.16   to $  1.97           $   1.24
                        Options Cancelled                  (3,622,461)    $0.50   to $ 27.88           $   7.26
                                                          -----------                                  --------
                       Outstanding at December 31, 2001     5,436,826     $0.16   to $ 27.88           $   6.95
                                                          ===========                                  ========

    Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement.

    The fair value of options granted after the Offering for the years ended December 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes option pricing model. The minimum value option pricing method was used for grants prior to the Offering. The following weighted average assumptions were used in the pricing models:

                                                                             2001      2000        1999
                                                                           -------    -------    -------
                    Expected life of options in years .................    5 years    5 years    5 years
                    Risk-free interest rate ...........................       4.82%      6.15%      5.00%
                    Expected dividend yield ...........................          0%         0%         0%
                    Expected volatility (subsequent to Offering) ......         90%        90%        90%

    The Black-Scholes option value model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during the years ended December 31, 2001, 2000 and 1999 was $0.89, $5.25 and $15.38 per share, respectively.

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

                                                                                      2001           2000            1999
                                                                                   -----------    -----------    -----------
                          Net loss available to common stockholders:
                           As reported .........................................   $  (125,574)   $  (150,410)   $  (291,222)
                           Pro forma ...........................................   $  (142,359)   $  (167,431)   $  (294,766)
                          Basic and diluted net loss available to common
                           stockholders per share:
                           As reported .........................................   $     (2.14)   $     (2.67)   $     (8.69)
                           Pro forma ...........................................   $     (2.42)   $     (8.80)   $    (21.07)

The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma results of operations for future years because variables such as option grants, exercises and stock price volatility in the disclosures may not be indicative of future activity.


    The following table summarizes information about options outstanding at December 31, 2001:

                                               STOCK OPTIONS OUTSTANDING                            STOCK OPTIONS EXERCISABLE
                         ------------------------------------------------------------------      -------------------------------
                                                  WEIGHTED AVERAGE
      RANGE OF                                  REMAINING CONTRACTUAL      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
   EXERCISE PRICES           SHARES                    LIFE                 EXERCISE PRICE         SHARES        EXERCISE PRICE
---------------------    ---------------        ---------------------      ----------------      ---------     -----------------
$   0.16 to  $  2.79           1,564,840                8.7                   $   1.23             428,608          $   1.29
$   2.79 to  $  5.58           1,735,748                6.7                   $   3.48             829,295          $   3.98
$   5.58 to  $  8.36             813,329                7.9                   $   7.45             323,963          $   7.54
$   8.36 to  $ 11.15              21,500                5.8                   $   9.81              10,250          $   9.81
$  11.15 to  $ 13.94             194,985                6.9                   $  13.00             104,022          $  13.00
$  16.73 to  $ 19.51             821,125                7.8                   $  17.73             423,449          $  17.74
$  19.51 to  $ 22.30             214,999                7.2                   $  21.31              88,999          $  21.58
$  25.09 to  $ 27.88              70,300                6.7                   $  26.91              39,800          $  26.87
--------------------           ---------                ---                   --------           ---------          --------
$   0.16 to  $ 27.88           5,436,826                7.6                   $   6.95           2,248,386          $   8.12
====================           =========                ===                   ========           =========          ========

    Prior to the consummation of the Asset Sale on February 28, 2002, we employed 536 people. Approximately 500 of these employees were hired by Charter after the Asset Sale was consummated. As of December 31, 2001, employees hired by Charter had approximately 2,500,000 stock options outstanding of which approximately 1,200,000 were vested. No future vesting of stock options granted to the employees hired by Charter will occur subsequent to February 28, 2002. In addition, employees hired by Charter will have 90 days after February 28, 2002 to exercise vested options.

15. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net loss from continuing operations available to common stockholders per share for the years ended December 31, (in thousands, except shares and per share amounts).

                                                                           2001              2000              1999
                                                                      --------------    --------------    --------------
Numerator:
   Net loss from continuing operations                                $     (129,198)   $     (149,243)   $      (59,127)
   Mandatorily redeemable convertible preferred stock dividends                   --                --            (1,122)
   Accretion to redemption value of mandatorily redeemable                        --                --          (229,148)
                                                                      --------------    --------------    --------------
      convertible preferred stock
   Net loss available to common stockholders                          $     (129,198)   $     (149,243)   $     (289,397)
                                                                      ==============    ==============    ==============
Denominator:                                                              58,794,354        56,347,891        33,506,735

Basic and diluted net loss from continuing operations available
   to common stockholders per share                                   $        (2.20)   $        (2.65)   $        (8.64)
                                                                      ==============    ==============    ==============


    Diluted loss available to common stockholders per share equals basic loss available to common stockholders per share because the assumed exercise of the Company's stock options and warrants and the assumed conversion of preferred stock is dilutive. Options and warrants to purchase 8,761,492, 9,505,853 and 3,567,936 shares of common stock at December 31, 2001, 2000 and 1999, respectively, were excluded from the calculation of net loss available to common stockholders per share.

    On February 28, 2002, the Company purchased 20,222,139 shares of common stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share. If this transaction had occurred prior to December 31, 2001, the number of shares of common stock outstanding would have been reduced.

16. DISCONTINUED OPERATIONS

    On December 31, 2001, the Company terminated its agreement with KNRW for the provision of international ISP infrastructure services. In connection with the discontinuance of the international business segment, we incurred a one-time charge of $0.6 million for the accrual of estimated losses during the phase-out period, including personnel, travel and facility costs. The results of this operation have been classified as discontinued and prior periods have been restated.

    Net revenue and income from the discontinued operation for the years ended December 31, are as follows (in thousands):

                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
               Net revenue                                           $     8,862             --             --
               Costs and expenses of discontinued operation               (4,625)   $    (1,167)   $    (1,825)
               Loss on disposal of discontinued operation                   (613)            --             --
                                                                     -----------    -----------    -----------
               Net income (loss) from discontinued operation
                                                                     $     3,624    $    (1,167)   $    (1,825)
                                                                     ===========    ===========    ===========

17. RELATED PARTY TRANSACTIONS

GENERAL

    In November 1998, the Company entered into a systems access and investment agreement with Vulcan and Charter, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, the Company agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if the Company sells equipment to a subscriber, the Company pays Charter 50% of the gross profit the Company receives from the sale. In 2001, 2000 and 1999, the Company paid Charter $5.2 million, $2.6 million and $0.8 million, respectively, under these agreements.

    In May 2000, the Company entered into a network services agreement with Charter, under which the Company provides customer service, network operating, monitoring and certain other services to certain Charter cable systems. In 2001 and 2000, the Company received payments totaling $9.2 million and $1.0 million, respectively, under the agreement. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. In 2001 and 2000, the Company paid $2.9 million and $3.8 million, respectively, in launch fees to Charter. We paid an additional $5.1 million in launch fees to Charter in 2002 at the closing of the Asset Sale.

    Additionally, the Company recognized revenue of $0.3 million and $0.6 million in 2001 and 2000, respectively, under the agreement, representing engineering, web services and other network related fees. In addition, the Company was paid $3.2 million and $3.3 million in 2001 and 2000, respectively, by Charter for reimbursable operating expenses, primarily circuit costs and personnel expenses. At the closing of the Asset Sale, Charter paid to the Company an additional $2.2 million for expenses incurred by the Company on Charter's behalf prior to September 28, 2001.

    At December 31, 2001 and 2000, approximately $4.9 million and $2.0 million, respectively, was due from Charter.

    The Company had an agreement with Gans under which Gans granted the Company the exclusive right to provide the customers of six cable systems owned by Gans with high speed Internet access. The agreement had an original five-year term and provided that Gans would receive a share of the gross revenues the Company received under the agreement. During 2001, 2000 and 1999, the Company paid Gans $0.3 million, $0.3 million and $0.2 million, respectively, under the agreement. This agreement was terminated in the third quarter of 2001.

NOTES PAYABLE -- RELATED PARTY

    See Note 9 - Long Term Debt for information related to notes payable to related parties.

18. COMMITMENTS AND CONTINGENCIES

    The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045NC, Tesche v. O'Brien, et. al., Civil Action No. 19046NC, Johnson v. O'Brien, et. al., Civil Action No. 19053NC, and Krim v. O'Brien, et. al., Civil Action No. 1947BNC). All four lawsuits, the first three of which have been consolidated, allege, among other things, that the initially proposed cash purchase price by Charter of $73.0 million was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public shareholders." The fourth lawsuit, Krim v. O'Brien, also alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate."

    The suits allege that the defendants breached their fiduciary duties to the Company in connection with the making and consideration of Charter's proposal. The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. O'Brien) injunctive relief preventing the Company from consummating the Asset Sale. All four lawsuits seek to rescind the transaction and unspecified monetary damages.

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits. These discussions covered, among other topics, financial and other changes to the terms of the Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement has been reached to settle the first three lawsuits. The settlement is embodied in a Memorandum of Understanding (the "MOU") executed by counsel to all parties to the first three lawsuits, dated as of January 10, 2002. Among other things, the MOU provides that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public shareholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The settlement is subject to confirmatory discovery, final documentation and approval of the Delaware Chancery Court. We believe that the claims asserted in the fourth lawsuit, Krim
v. O'Brien, will be covered by the settlement.

    Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct.

The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages. With respect to allegations against the Company and Messrs. Willett and Pitcock, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    On or about November 2001, we received a letter, and on December 17, 2001, we received a second letter, from an attorney purporting to be counsel to certain former shareholders of Digital Chainsaw, a company that was acquired by us in August 2000 through the payment of 3,000,000 shares of our common stock. The attorney indicated that his clients, and possibly other former Digital Chainsaw shareholders were prepared to file a lawsuit asserting various claims against the Company relating to our August 2000 acquisition of Digital Chainsaw, including claims relating to the non-payment of any earn out consideration to the former shareholders of Digital Chainsaw. We believe that all of the potential claims included in these letters are without merit, have informed the attorney of this belief, and intend to vigorously defend any lawsuit related to these letters. The Company's defense and disposition of these claims or lawsuit, if it is filed, may delay any action by the board with respect to new business activities and/or could affect the timing and amount of any distribution of proceeds from the Asset Sale.

    We are not a party to any other legal proceedings.

SIGNIFICANT AGREEMENTS

    The Company uses high speed data backbone circuits provided by a national telecommunication company. The contract period for the service agreements is typically three years from the date the circuit is installed. Minimum payments under the service agreements are as follows (in thousands):

                           YEAR ENDING DECEMBER 31,
                           2002                              $  5,010
                           2003                                 2,417
                                                             --------
                           Total                             $  7,427
                                                             ========


    The contractual obligation under these service agreements was assigned to Charter in connection with the Asset Sale that was consummated on February 28, 2002.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    A summary of unaudited quarterly financial information for the years ended December 31, 2001 and 2000 follows.


                    (in thousands, except per share amounts)

                                                        THREE MONTHS        THREE MONTHS       THREE MONTHS       THREE MONTHS
                                                            ENDED              ENDED              ENDED              ENDED
                                                           MARCH 31,          JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                             2001               2001               2001               2001
                                                        ---------------    ---------------    ---------------    ---------------
Net revenue .........................................   $         6,654    $         7,573    $         8,781    $         8,584
Loss from operations ................................           (33,933)           (35,016)           (52,738)            (8,651)
Net loss from continuing operations .................           (33,165)           (34,712)           (52,753)            (8,568)
Net earnings/(loss) from discontinued operation .....              (225)               703              1,462              2,297
Loss on disposal of discontinued operation ..........                --                 --                 --               (613)
Net loss ............................................           (33,390)           (34,009)           (51,291)            (6,884)
Basic and diluted net loss from continuing
 operations per share ...............................             (0.57)             (0.59)             (0.89)             (0.14)
Basic and diluted earnings/(loss) from
 discontinued operation per share ...................                --               0.01               0.02               0.04
Basic and diluted loss from disposal of
 discontinued operation per share ...................                --                 --                 --              (0.01)
Basic and diluted net loss available to
 common stockholders per share ......................             (0.57)             (0.58)             (0.87)             (0.11)



                                                         THREE MONTHS       THREE MONTHS       THREE MONTHS       THREE MONTHS
                                                            ENDED              ENDED              ENDED              ENDED
                                                           MARCH 31,          JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                             2000               2000               2000               2000
                                                        ---------------    ---------------    ---------------    ---------------
Net revenue .........................................   $         1,994    $         2,757    $         4,282    $         5,167
Loss from operations ................................           (29,082)           (29,686)           (32,920)           (62,768)
Net loss from continuing operations .................           (27,447)           (28,350)           (31,920)           (61,526)
Net earnings/(loss) from discontinued operation .....              (280)              (151)              (318)              (418)
Loss on disposal of discontinued operation ..........                --                 --                 --                 --
Net loss ............................................           (27,727)           (28,501)           (32,238)           (61,944)
Basic and diluted net loss from continuing
 operations per share ...............................             (0.51)             (0.52)             (0.55)             (1.06)
Basic and diluted earnings/(loss) from
 discontinued operation per share ...................                --                 --              (0.01)             (0.01)
Basic and diluted  loss from  disposal of
 discontinued operation per share ...................                --                 --                 --                 --
Basic and diluted  net loss  available to
 common stockholders per share ......................             (0.51)             (0.52)             (0.56)             (1.07)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF HIGH SPEED ACCESS CORP.

    The following table sets forth certain information concerning our directors as of March 15, 2002:

                                                                     DIRECTOR UNTIL ANNUAL
                         NAME                                AGE   MEETING OF STOCKHOLDERS IN
                         ----                                ---   --------------------------
                         David A. Jones, Jr.                 44                2002
                         Robert S. Saunders                  50                2002
                         Irving W. Bailey, II                60                2003
                         Michael E. Gellert                  70                2004
                         Daniel J. O'Brien                   43                2004

    David A. Jones, Jr., has served as Chairman of the Board and a director of the Company since April 1998. Since 1994, Mr. Jones has been Chairman of Chrysalis Ventures, a private equity management firm. Mr. Jones also serves as Vice Chairman and a director of Humana Inc.

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

    Irving W. Bailey, II, has been a director of the Company since April 1998. Mr. Bailey currently serves as Managing Director of Chrysalis Ventures, a private investment company, and has held this position since July 2001. He also served in various executive capacities with Providian Corporation from 1981 to 1997, including as Chairman and Chief Executive Officer from 1988 to 1997. Mr. Bailey is also a director of Computer Sciences Corporation.

    Michael E. Gellert has been a director of the Company since April 1998. Since 1967, Mr. Gellert has served as a General Partner of Windcrest Partners, a private investment company. Mr. Gellert is a director of Devon Energy Corp., Six Flags, Inc., Humana Inc., Seacor Smit Inc., Smith Barney World Funds, Smith Barney Worldwide Securities Ltd. and Smith Barney Worldwide Special Fund NV.

    Robert S. Saunders, has served as Vice Chairman of the Board and a director of the Company since April 1998. Mr. Saunders has been Senior Managing Director of Chrysalis Ventures, a private equity management firm, since 1997. From 1993 to 1997, Mr. Saunders served as Managing Director and Chief Planning Officer for Providian Capital Management.


EXECUTIVE OFFICERS OF HIGH SPEED ACCESS CORP.

    The following table sets forth certain information concerning our executive officers other than Mr. O'Brien, our President and Chief Executive Officer. The executive officers serve at the pleasure of the Board of Directors and the Chief Executive Officer.

                     NAME                       AGE   POSITIONS WITH THE COMPANY
                     ----                       ---   --------------------------
                     Gregory G. Hodges          43    Chief Operating Officer
                     George E. Willett          40    Chief Financial Officer
                     John G. Hundley            42    Secretary,  General Counsel and Senior
                                                      Vice President - Business Development


    Gregory G. Hodges has been Chief Operating Officer of the Company since June 2000. From 1993 to October 2000, Mr. Hodges was a financial and general business consultant. During this time, he functioned as interim chief operating officer and interim chief financial officer for Hardy Petroleum, Inc. and QuickPen International Corp. He also functioned as interim chief executive officer and interim chief financial officer of The Quest Alliance.

    George E. Willett was appointed as Chief Financial Officer of the Company in June 1998. From 1997 to 1998, Mr. Willett served as Chief Financial Officer of American Pathology Resources, Inc. and, from 1994 to 1997, as Chief Financial Officer of Regent Communications, Inc., a radio station holding company.

    John G. Hundley has served as Secretary and General Counsel of the Company since November 2001, and Senior Vice President -- Business Development and Assistant Secretary of the Company since November 2000. Prior to that he served as the Company's Vice President, Secretary and General Counsel from May 1998. From January 1998 to May 1998, Mr. Hundley served as General Counsel and Vice President of Development of OPM Services, Inc. and Icelease Partners, Ltd/Vogt Ice. From 1995 to 1997, he served as Development Officer and General Counsel for Normal Life, Inc., a multi-state assisted living provider.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the year ended December 31, 2001 the compensation received by our Chief Executive Officer and the other four most highly compensated officers of the Company based on salary and bonus for the year ended December 31, 2001 (the "Named Officers").


                                                                                     LONG-TERM COMPENSATION
                                                                                             AWARDS
                                                                                 ------------------------------
                                                 ANNUAL COMPENSATION                               SECURITIES
                                             -------------------------------      RESTRICTED       UNDERLYING         ALL OTHER
   NAME AND PRINCIPAL POSITION        YEAR      SALARY           BONUS (1)       STOCK AWARD (3)   OPTIONS(5)       COMPENSATION
-----------------------------------   ----   -------------     -------------     ---------------  -------------    -------------
  Daniel J. O'Brien                   2001   $     500,000     $     375,000(2)  $   1,300,000(4)       100,000    $       7,464(6)
    President and Chief               2000         412,500           250,000(10)       518,760(12)      850,000            2,265(6)
    Executive Officer                 1999          75,000(13)            --                            750,000            1,719(6)

  Gregory G. Hodges                   2001         250,000           125,000           187,500(4)       150,000               --
    Chief Operating Officer           2000         107,500(11)        50,000                --          200,000               --

  Richard George                      2001         214,583           150,000           187,500(4)        29,167          214,862(7)
    Chief Operating Officer,          2000         150,000           105,537                --           57,500               --
    HSA International, Inc.

  George E. Willett                   2001         168,000           125,000           140,625(4)       150,000            3,400(8)
    Chief Financial Officer           2000         135,208           105,000                --           29,063               --
                                      1999         103,529            51,562                --           77,500               --

  John G. Hundley                     2001         164,800           175,000                --           44,000           29,693(9)
    Secretary and General Counsel,    2000         135,208            91,678                --           22,500               --
    Senior Vice President-            1999         103,529            51,562                --           45,500               --
    Business Development

----------
(1) Amount shown for 2001 includes bonuses earned for the fiscal year 2001 and paid in fiscal year 2002 unless otherwise noted herein.

(2) Amount shown for 2001 includes a $250,000 bonus paid in April 2001 per Mr. O'Brien's Employment Agreement dated November 10, 2000 plus an additional $125,000 earned for fiscal year 2001 and paid in fiscal year 2002.

(3) The value of the restricted stock award to the listed recipients is calculated based on the closing sales price of the Company's common stock as reported on the Nasdaq National Market on the date of grant. The number of restricted stock shares awarded during 2001 and the Company's closing stock price at the time of grant by person were the following; Mr. O'Brien (1,000,000 at $1.30 per share), Mr. Hodges (100,000 at $1.875), Mr. George
     (100,000 at $1.875) and Mr. Willett (75,000 at $1.875).

(4) The value of the restricted shares awarded in 2001, based on the fair market value of the Company's common stock as of December 31, 2001 (the last trading day of the year), was $560,000 for Mr. O'Brien, $56,000 each for Mr. Hodges and Mr. George and $42,000 for Mr. Willett. Mr. O'Brien's shares will vest 100% on March 4, 2004 if Mr. O'Brien is still employed by the Company on said date. All other shares listed will vest 100% on February 7, 2004 if the respective officer is still employed by the Company on said date. Although the Company does not presently pay cash dividends with respect to its common stock, the recipients of the restricted stock awards will receive any cash dividends that are paid with respect to such shares.

(5) The amount shown represents the number of securities underlying stock options granted during the year indicated.

(6) Represents insurance premiums paid by the Company during 2001, 2000 and 1999 with respect to term life insurance and insurance premiums paid by the Company during 2001 with respect to disability insurance for the benefit of Mr. O'Brien.

(7) Represents severance related payments of $212,862, in accordance with Mr. George's employment contract, that were accrued in 2001 with payments scheduled through January 24, 2003. In 2001, Mr. George also received a company 401(k) match in the form of company stock for the year 2000. The contributed stock value at December 31, 2000 was $2,000. Mr. George's employment was terminated on January 31, 2002.

(8) In 2001, Mr. Willett received a company 401(k) match in the form of company stock for the year 2000. The contributed stock value at December 31, 2000 was $3,400.

(9) Represents the outstanding balance of a loan to Mr. Hundley, which the Company forgave during 2001. In 2001, Mr. Hundley also received a company 401(k) match in the form of company stock for the year 2000. The contributed stock value at December 31, 2000 was $3,400.

(10) Amount shown for 2000 includes a $250,000 bonus paid in October 2000 per Mr. O'Brien's Employment Agreement dated November 10, 2000.

(11) Amount shown for 2000 for Mr. Hodges represents base salary paid after commencement of employment with the Company on June 9, 2000

(12) The value of the shares was $112,000 based on the fair market value of the Company's common stock as of December 31, 2001 (the last trading day of the year). The shares will vest on June 6, 2003 if Mr. O'Brien is still employed by the Company on said date. Although the Company does not presently pay cash dividends with respect to its common stock, Mr. O'Brien will receive any cash dividends that are paid with respect to such shares.

(13) Amount shown for 1999 for Mr. O'Brien represents base salary paid after he commenced employment with the Company on October 1, 1999.

OPTION GRANTS IN 2001

     The following table provides information with respect to the Named Officers concerning options granted during 2001:

                                                                                         POTENTIAL REALIZED
                                                                                              VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF
                                  NUMBER OF    PERCENT OF                                       STOCK
                                  SECURITIES     TOTAL                                   PRICE APPRECIATION
                                  UNDERLYING    OPTIONS                                      FOR OPTION
                                   OPTIONS     GRANTED TO     EXERCISE                        TERM (3)
                                   GRANTED      EMPLOYEES      PRICE      EXPIRATION   -----------------------
          NAME                     (#)(1)       IN 2001     ($/SHARE)(2)     DATE         5%($)       10%($)
          ----                   ----------    ----------    ----------   ----------   ----------   ----------
          Daniel J. O'Brien         100,000           4.2%          .16     10/01/11        9,753       24,559

          Gregory G. Hodges         150,000           6.3%         1.30      6/04/11      113,932      284,326

          Richard George             29,167           1.2%         1.30      6/04/11       22,154       55,286

          George E. Willett         150,000           6.3%         1.30      6/04/11      113,932      284,326

          John G. Hundley            26,500           1.1%         1.38      3/05/11       20,659       51,172
                                     17,500           0.7%         1.30      6/04/11       13,292       33,171

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

(2) All options, with the exception of those granted to Mr. O'Brien, were granted at the closing sales price for the common stock as reported on the Nasdaq National Market on the date of grant. Mr. O'Brien's options were granted at the closing sales price for the common stock as reported on the Nasdaq National Market on the day prior to the option grant in accordance with his employment contract dated June 22, 2001.

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

AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on the year-end values of unexercised options for the Named Officers. No Named Officer exercised stock options during the year ended December 31, 2001.


                                          NUMBER OF SECURITIES UNDERLYING
                                           UNEXERCISED OPTIONS AT FISCAL   VALUE OF UNEXERCISED OPTIONS AT
                                                     YEAR-END(#)                 FISCAL YEAR-END ($)(1)
                                          -------------------------------  -------------------------------
               NAME                        EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
               ----                       --------------   --------------  -------------   ---------------
               Daniel J. O'Brien                 587,500       1,112,500              --          40,000
               Gregory G. Hodges                  81,249         268,751              --              --
               Richard George                     37,707          78,960              --              --
               George E. Willett                 126,521         168,792              --              --
               John G. Hundley                    30,592          65,908              --              --

----------
(1) Based on the market value of the underlying securities of $0.56 at December 31, 2001 minus the exercise price of the options.

                              DIRECTOR COMPENSATION

     Directors do not currently receive cash compensation for service on the Board or any committee of the Board, but directors may be reimbursed for their reasonable expenses incurred in connection with attendance at Board and committee meetings.

     Directors who are not employees of the Company or its subsidiaries receive automatic grants of stock options under our 1999 Non-Employee Director Stock Option Plan. Under the plan, each non-employee director received an option to purchase 27,125 shares of Common Stock in January 1999. Such options were granted at fair market value on the date of grant and vested immediately. In January 2000 and in January 2001, each director received an option to purchase 11,625 shares of Common Stock that vest over the remainder of the respective director's term effective at the time of the grant. All options granted to non-employee directors have an exercise price equal to the fair market value of the common stock on the grant date, and have a term of ten years.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     The Company entered into an amended and restated employment agreement with Daniel J. O'Brien, the Company's President and Chief Executive Officer, as of June 22, 2001. Under this agreement, Mr. O'Brien is entitled to a base salary of $41,667 per month, which may be increased from time to time by the directors. Mr. O'Brien is entitled to receive a cash bonus in an amount up to 50% of base salary based on achievement of specific predetermined goals concerning the financial performance of the Company during the Company's preceding fiscal year. Under the agreement, Mr. O'Brien received 100,000 options in 2001, and will receive 100,000 additional options on October 1, 2002. All of the options have an exercise price equal to the fair market value on the date of grant as determined under the Company's 1999 Stock Option Plan and vest over a period of four years. The agreement provides that if Mr. O'Brien's employment is terminated without cause or constructively terminated after a change in control, all options granted to Mr. O'Brien under the Company's 1999 Stock Option Plan will vest immediately.

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

     Under the employment agreement, Mr. O'Brien's employment with the Company is "at-will" and may be terminated by either party at any time, with or without cause. If Mr. O'Brien's employment with the Company is terminated without cause or constructively terminated by the Company, Mr. O'Brien will be entitled to continued base salary for twenty-four months , a bonus of $500,000, continuation of group health benefits for a period of not less than eighteen months and the right to exercise all options vested as of the termination date for a period of up to twelve months. If Mr. O'Brien's employment with the Company is terminated by the Company without cause or constructively terminated following a "change in control", Mr. O'Brien is entitled to the same benefits as set forth above with the additional benefit of an offsite office and secretarial support paid for by the Company for a period of twelve months.

     Mr. O'Brien can voluntarily terminate his employment with the Company during the sixty day period following the twelve months after a change in control of the Company and receive the severance benefits as set forth above. The payment of severance benefits to Mr. O'Brien as set forth above is subject to Mr. O'Brien's compliance with certain no-compete covenants during the period such benefits are being paid.

     If Mr. O'Brien's employment terminates as a result of his death, disability, voluntary resignation or for cause, Mr. O'Brien will be entitled to receive such severance or other benefits as may then be established for such a termination under the Company's then existing severance and benefit plans and policies at the time of such termination.

     Under a Restricted Stock Agreement dated June 22, 2001 between the Company and Mr. O'Brien, Mr. O'Brien received 1,000,000 shares of restricted stock. The restrictions lapse on March 4, 2004 if Mr. O'Brien is still employed by the Company on that date. The restrictions will lapse immediately if Mr. O'Brien's employment is terminated without cause or constructively terminated at any time following a change in control.

     Under a Restricted Stock Agreement dated November 10, 2000 between the Company and Mr. O'Brien, Mr. O'Brien received 200,000 shares of restricted stock. The restrictions lapse on June 6, 2003 if Mr. O'Brien is still employed by the Company on that date. The restrictions will lapse immediately if Mr. O'Brien's employment is terminated without cause or constructively terminated following a change in control of the Company.

     In July 2001, the Company entered into employment agreements with each of Gregory G. Hodges, George E. Willett, Richard George and John Hundley. Under these agreements, during the respective terms of their employment, Mr. Hodges is entitled to a base salary of $20,833 per month, Mr. Willett is entitled to a base salary of $14,000 per month, Mr. George is entitled to a base salary of $16,667 per month and Mr. Hundley is entitled to a base salary of $13,733 per month. The agreements provide for participation in the Company's executive bonus program. In addition, the executive may participate in any retirement, medical, dental and welfare plans, life and disability insurance coverages and other benefit plans afforded to senior executive and employees by the Company.

          Each of the agreements is for a term of one year and will automatically renew for successive one year terms unless the Company elects to terminate the agreement upon sixty days notice to the executive prior to the end of the respective term.

          Under the agreements, if the executive's employment is terminated without cause or constructively terminated, the executive will be entitled to continued base salary for twelve months, any bonus previously fixed and declared by the board of directors, continuation of group health benefits for period of not less than eighteen months and the right to exercise all options vested as of the termination date for a period of up to twelve months. If the executive's employment is terminated without cause or constructively terminated following a change in control, all options granted to the executive under the Company's 1999 Stock Option Plan will immediately vest. Any of the executives can voluntarily terminate his employment with the Company during the sixty day period following the twelve months after a change in control and receive the severance benefits set forth above. The payment of any severance benefits under the agreements as set forth above is subject to the executive's compliance with certain no-compete covenants during the period such benefits are being paid.

          The Company has also granted each Mr. Hodges and Mr. George 100,000 shares and Mr. Willett 75,000 shares of restricted stock, pursuant to Restricted Stock Agreements between the Company and each of Mr. Hodges, Mr. George and Mr. Willett. The restrictions on the stock will lapse on February 7, 2004 if the executive is still employed by the Company on that date. Under these agreements, the restrictions will lapse immediately if Mr. Hodges', Mr. George or Mr. Willett's employment is involuntarily or constructively terminated at any time within twelve months' following a change of control.

          Mr. George's employment was terminated on January 31, 2002. Mr. George is entitled to continued salary and benefits in accordance with his employment contract. Additionally, the restrictions on the stock awarded to Mr. George lapsed upon his termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is composed of four directors who are not employees of the Company or any of its subsidiaries. The current members of the Committee are Mr. Bailey, Mr. Gellert, Mr. Jones and Mr. Saunders. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares of the Company's Common Stock beneficially owned as of March 15, 2002, by each person who is known by us to own beneficially more than 5% of the common stock, each of the directors, each of the officers named in the Summary Compensation Table, and all directors and executive officers as a group.

                                                                    SHARES OF CLASS
                                                                  BENEFICIALLY OWNED
                                                               ------------------------
                           NAME OF BENEFICIAL OWNER               NUMBER     PERCENT(1)
                      --------------------------------------   -----------  -----------
                      Irving W. Bailey, II(2)                   1,377,333        3.4%
                      Michael E. Gellert(3)                       590,466        1.5%
                      David A. Jones, Jr.(4)                      970,804        2.4%
                      Robert S. Saunders(5)                       381,181         *
                      Daniel J. O'Brien(6)                      1,926,250        4.7%
                      Gregory G. Hodges (7)                       220,625         *
                      Richard George(8)                           141,777         *
                      John G. Hundley(9)                           43,543         *
                      George E. Willett(10)                       217,564         *
                      Directors and executive officers
                         As a group (9 persons)(11)             5,869,543       14.2%

------------

*Less than 1%

     (1) Based on 40,172,696 shares of common stock issued and outstanding as of March 15, 2002. Shares which a person has the right to acquire pursuant to options within sixty days after March 15, 2002, are deemed to be outstanding for the purposes of computing the percentage for such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

     (2) Includes 4,800 shares held by Mr. Bailey's wife, 19,000 shares held by the Beauregard Foundation, of which Mr. Bailey is President, and 47,533 shares that Mr. Bailey may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

     (3) Includes 173,515 shares held by Mr. Gellert's wife and 51,925 shares that Mr. Gellert may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

     (4) Includes 164 shares held by CV Holdings, Inc., of which Mr. Jones is the sole shareholder, 2,115 shares held by Chrysalis Ventures, LLC, a company controlled by Mr. Jones, 1,540 shares held by Mr. Jones' wife as custodian under the Uniform Gift to Minors' Act and 56,058 shares that Mr. Jones may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

     (5) Includes 115,526 shares held by Saunders Capital, LLC, of which Mr. Saunders is president, 91,834 shares held by Saunders Capital Profit Sharing Plan, 400 shares held by Mr. Saunders' wife, 1,500 shares held by Mr. Saunders' children and 56,058 shares that Mr. Saunders may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

     (6) Includes 1,200,000 shares of restricted stock subject to forfeiture and 706,250 shares that Mr. O'Brien may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

     (7) Includes 100,000 shares of restricted stock subject to forfeiture, 115,625 shares that Mr. Hodges may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

     (8) Includes 39,895 shares that Mr. George may acquire upon exercise of options exercisable within 60 days of March 15, 2002 and 1,882 shares held in the company's 401(k) plan.

     (9) Includes 1,230 shares held by Mr. Hundley's wife, 765 shares held by Mr. Hundley as custodian under the Uniform Gift to Minors Act, 34,968 shares that Mr. Hundley may acquire upon exercise of options exercisable within 60 days of March 15, 2002 and 3,200 shares held in the company's 401(k) plan.

     (10) Includes 75,000 shares of restricted stock subject to forfeiture, 137,714 shares that Mr. Willett may acquire upon exercise of options exercisable within 60 days of March 15, 2002 and 3,200 shares held in the company's 401(k) plan.

     (11) Includes shares of restricted stock and shares that the directors and executive officers may acquire upon exercise of options exercisable within 60 days of March 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 28, 2002, the Company consummated the Asset Sale to Charter, immediately after obtaining the required approval of our stockholders. The Asset Sale was effected pursuant to the Asset Purchase Agreement dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements.

     Prior to the consummation of the Asset Sale on February 28, 2002, Mr. Paul
G. Allen, the sole stockholder of Vulcan and the Chairman of Charter Communications Ventures, LLC, beneficially owned approximately 48.5% of the Company's common stock (including conversion rights) and 100% of the Company's Series D Preferred Stock. Additionally, Vulcan beneficially owned approximately 36.9% of the Company's Common Stock (including conversion rights) and 50.7% of the Company's Series D Preferred Stock. As a result, prior to the consummation of the Asset Sale, each of Mr. Allen, Charter and Vulcan was an affiliate of ours.

     The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by us primarily in the provision of high speed internet access to residential and commercial customers of Charter via cable modems. The assets generated approximately 78% and 55% of our total net revenue for the years ended December 31, 2001 and 2000, respectively. Following the completion of our cost reduction efforts initiated in the second half of 2001, the assets acquired by Charter generated substantially all of our total revenue.

     Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of Common Stock. Charter has held back an aggregate of $2.75 million of the purchase price to secure certain purchase price adjustments and indemnity claims against us under the Asset Purchase Agreement. Of this amount, $750,000, less any adjustment, is payable to us as specified in the Asset Purchase Agreement on or about April 30, 2002, and $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, is payable to us on or about February 28, 2003,. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the indemnification holdback, we received from Charter on February 28, 2002, a cash amount equal to $69.5 million.

     In connection with the Asset Purchase Agreement, we entered into a management agreement dated September 28, 2001. Charter agreed to perform certain services previously performed by us under the Network Services agreements. We also granted to Charter the right to manage certain aspects of the business related to the purchased assets prior to the Asset Sale. Services paid for by Charter under the agreement included installation costs, including the purchase of modems, and marketing costs.

     Also on February 28, 2002, we purchased 20,222,139 shares of Common Stock from Vulcan for an aggregate purchase price of $4,448,870, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of Common Stock from Vulcan. Following the consummation of the Asset Sale and the purchase of Common Stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, we are no longer affiliated with Vulcan, Charter or any of their respective affiliates.

     In November 1998, the Company entered into a systems access and investment agreement with Vulcan and Charter, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, the Company agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if the Company sells equipment to a subscriber, the Company pays Charter 50% of the gross profit the Company receives from the sale. In 2001, the Company paid Charter $5.2 million under these agreements.

     In May 2000, the Company entered into a network services agreement with Charter, under which the Company provides customer service, network operating, monitoring and certain other services to Charter cable systems containing not less than 5,000,000 homes passed. The agreement is for a five-year term renewable for additional five-year terms at Charter's option. In 2001, the Company received payments totaling $9.2 million under the Agreement. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, the Company will pay Charter, at Charter's option, a launch fee of $3.00 per home passed committed. In 2001, the Company paid $2.9 million in launch fees to Charter. We paid an additional $5.1 million in launch fees to Charter in 2002 at the closing of the Asset Sale.

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

     Additionally, the Company recognized revenue of $0.3 million under the agreement, representing engineering, web services and other network related fees. The Company also incurred $2.9 million of reimbursable connectivity costs and personnel costs reimbursable under the management agreement dated September 28, 2001. In addition, Charter purchased equipment from the Company for a total of $0.2 million. In 2001, Charter paid a total of $3.5 million for these items, including amounts billed in 2000. At the closing of the Asset Sale, Charter paid to the Company an additional $2.2 million for expenses incurred by the Company on Charter's behalf prior to September 28, 2001.

     Pursuant to the programming content agreement with Vulcan, Vulcan had the right to require the Company to carry, on an exclusive basis in all cable systems the Company serves, content it designates. Vulcan content may include start-up and related web pages, electronic programming guides, other multimedia information and telephony services. The Company will not share in any revenues Vulcan may earn through the content or telephony services it provides. Vulcan has the right to prohibit the Company from providing content or telephony services that compete with Vulcan content. Vulcan's ability to prohibit the Company from providing content and telephony services means that Vulcan's interests are not necessarily aligned with those of the Company's other stockholders.

     As a result of the Asset Sale and repurchase of our Common Stock from Vulcan, the foregoing network services agreements, amended and restated warrant, and programming content agreement were cancelled. As of February 28, 2002, neither Charter or Vulcan or any of their affiliates have any ownership interest in the Company or any contractual claims with the Company (except as provided in the Asset Purchase Agreement).


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Document filed as part of this report

          The Financial Statements filed as part of this report are listed on the Index to Financial Statements on page 30.

     (b)  Reports on Form 8-K

     On October 1, 2001, the Company filed a report of Form 8-K that announced that we had entered into a definitive agreement with Charter Communications Holding Company, LLC, an affiliate of Charter Communications, Inc. for the sale by the Company of substantially all of the assets used by the Company to serve Charter's high speed data customers.

     On March 11, 2002, the Company filed a report on Form 8-K that announced the completion of the sale of substantially all of its assets to Charter.

     (c)  Exhibits

     See Exhibit Index on Page 62.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                         HIGH SPEED ACCESS CORP.

                                         By: /s/ DANIEL J. O'BRIEN
                                             -----------------------------------
                                             Daniel J. O'Brien Officer
                                             President, Chief Executive
                                             and Director

                                         By: /s/ GEORGE E. WILLETT
                                             -----------------------------------
                                             George E. Willett
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated:

           SIGNATURE                        TITLE                     DATE

By: /s/ DANIEL J. O'BRIEN         President, Chief Executive     March 29, 2002
   ---------------------------    Officer and Director
        Daniel J. O'Brien


By: /s/  DAVID A. JONES, JR       Director, Chairman             March 29, 2002
   ---------------------------
         David A. Jones, Jr.

By: /s/ ROBERT S. SAUNDERS        Director, Vice Chairman        March 29, 2002
   ---------------------------
        Robert S. Saunders

By: /s/ IRVING W. BAILEY, II      Director                       March 29, 2002
   ---------------------------
        Irving W. Bailey, II

By: /s/ MICHAEL E. GELLERT        Director                       March 29, 2002
   ---------------------------
        Michael E. Gellert

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER         DESCRIPTION
           -------        -----------
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

           EXHIBIT
           NUMBER         DESCRIPTION
           -------        -----------
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

           EXHIBIT
           NUMBER         DESCRIPTION
           -------        -----------
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

             10.38 Forest Green Corporate Office Park Ormsby I Lease between High Speed Access Corp. and Faulkner
                          Hinton/Ormsby I, LLC dated February 26, 2000
                          (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

           EXHIBIT
           NUMBER         DESCRIPTION
           -------        -----------
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

             10.42        Employment Agreement by and between High Speed Access
                          Corp. and Daniel J. O'Brien dated October 1, 2000
                          (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

             10.43        Restricted Stock Agreement by and between High Speed
                          Access Corp. and Daniel J. O'Brien dated October 1,
                          2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

             10.44        Amended and Restated Stock Option Agreement between
                          High Speed Access Corp. and Daniel J. O'Brien dated
                          October 1, 2000 (incorporated by reference to Exhibit
                          10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

             10.45        Master Lease Agreement between General Electric
                          Capital Corporation and High Speed Access Corp. dated
                          December 29, 2000 (incorporated by reference to
                          Exhibit 10.45 to Registrant's Annual Report on Form
                          10-K for the year ended December 31, 2000).

             10.46        Restricted Stock Agreement by and between High Speed
                          Access Corp. and George Willett dated February 2, 2001
                          (incorporated by reference to. Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.47        Restricted Stock Agreement by and between High Speed
                          Access Corp. and Gregory G. Hodges dated February 14,
                          2001 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.48        Restricted Stock Agreement by and between High Speed
                          Access Corp. and Richard George dated February 14,
                          2001 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.49        Restricted Stock Agreement by and between High Speed
                          Access Corp. and Charles E. Richardson III dated
                          February 14, 2001 (incorporated by reference to
                          Exhibit 10.4 to Registrant's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 2001).

             10.50        Employment Agreement by and between High Speed Access
                          Corp. and Charles E. Richardson III dated June 4, 2001
                          (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.51        Employment Agreement by and between High Speed Access
                          Corp. and George E. Willett dated June 4, 2001
                          (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.52        Employment Agreement by and between High Speed Access
                          Corp. and John Hundley dated June 4, 2001
                          (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

           EXHIBIT
           NUMBER         DESCRIPTION
           -------        -----------
             10.53        Amended and Restated Employment Agreement by and
                          between High Speed Access Corp. and Daniel J. O'Brien
                          dated June 22, 2001 (incorporated by reference to
                          Exhibit 10.8 to Registrant's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 2001).

             10.54        Restricted Stock Agreement by and between High Speed
                          Access Corp. and Daniel J. O'Brien dated June 22, 2001
                          (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.55        Employment Agreement by and between High Speed Access
                          Corp. and Gregory G. Hodges dated July 2, 2001
                          (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.56        Employment Agreement by and between High Speed Access
                          Corp. and Richard George dated July 6, 2001
                          (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

             10.57 Asset Purchase Agreement, dated September 28, 2001, between High Speed Access Corp. and Charter
                          Communications Holding Company, LLC (incorporated by reference to Exhibit 99.3 to Registrant's Current
                          Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2001).

             10.58        Voting Agreement, dated September 28, 2001, among High
                          Speed Access Corp., Charter Communications Ventures,
                          LLC, Vulcan Ventures Incorporated and certain other stockholders of High Speed Access Corp. (incorporated by reference to Exhibit 99.4 to Registrant's Current
                          Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2001).

             10.59        Services and Management Agreement, dated September 28,
                          2001, between High speed Access Corp and Charter
                          Communications, Inc. (incorporated by reference to Exhibit 99.5 to Registrant's Current Report on Form
                          8-K, filed with the Securities and Exchange Commission on October 1, 2001).

             10.60        License Agreement, dated September 28, 2001, among
                          High Speed Access Corp., HSA International, Inc. and
                          Charter Communications Holding Company, LLC
                          (incorporated by reference to Exhibit 99.6 to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1,
                          2001).

             10.61        Stock Purchase Agreement, dated as of November 1,
                          2001, between High Speed Access Corp. and Vulcan
                          Ventures Incorporated (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form
                          10-Q for the quarter ended September 30, 2001).

        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------

          21.1      Subsidiaries of the Registrant.

          23.1      Consent of PricewaterhouseCoopers LLP.

          23.2 Consent of Lehman Brothers, dated September 21, 2001, regarding the Asset Purchase Agreement between High Speed
                    Access Corp. and Charter Communications Holding Company, LLC
                    (incorporated by reference to Annex C to Registrant's
                    Current Report on Form 8-K dated February 1, 2002).

          23.3 Consent of Houlihan Lokey, dated September 21, 2001, regarding the Asset Purchase Agreement between High Speed
                    Access Corp. and Charter Communications Holding Company, LLC
                    (incorporated by reference to Annex D to Registrant's
                    Current Report on Form 8-K dated February 1, 2002).

          23.4 Consent of Merrill Lynch, dated September 7, 2001, regarding the Asset Purchase Agreement between High Speed Access Corp.
                    and Charter Communications Holding Company, LLC
                    (incorporated by reference to Annex E to Registrant's
                    Current Report on Form 8-K dated February 1, 2002).