Form 10-Q
period 2002-03-31
HIGH SPEED ACCESS CORP
filed 2002-05-15
CIK 1075244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   ---------

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 000-26153

                                   ---------

                            HIGH SPEED ACCESS CORP.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      61-1324009
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

                             10300 ORMSBY PARK PLACE
                                    SUITE 405
                           LOUISVILLE, KENTUCKY 40223
          (Address of principal executive offices, including zip code)

                                  502/420-7461
              (Registrant's telephone number, including area code)

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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of May 9, 2002...40,180,446

                                      INDEX

                                                                                           PAGE
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001                                                                    3

        Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2002 and 2001                                                 4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2002 and 2001                                           5

        Notes to Condensed Consolidated Financial Statements                                 6

   Item 2 - Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                               10

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      21

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                               21

   Item 2 - Changes in Securities and Use of Proceeds                                       22

   Item 3 - Defaults upon Senior Securities                                                 22

   Item 4 - Submission of Matters to a Vote of Security Holders                             23

   Item 5 - Other Information                                                               23

   Item 6 - Exhibits and Reports on Form 8-K                                                23

   Signatures                                                                               24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            2002             2001
                                                                                        ------------      ------------

                                     ASSETS

Current assets:
      Cash and cash equivalents                                                         $     38,405      $     11,714
      Short-term investments                                                                  31,879             6,067
      Restricted cash                                                                             --             1,654
      Accounts receivable, net of allowance for doubtful accounts of $584
         at December 31, 2001                                                                     --             7,080
      Charter holdbacks                                                                        3,380                --
      Prepaid expenses and other current assets                                                  592             7,124
                                                                                        ------------      ------------

             Total current assets                                                             74,256            33,639

Property, equipment and improvements, net                                                        352            25,673
Deferred distribution agreement costs, net                                                        --             8,439
Other non-current assets                                                                          --             4,917
                                                                                        ------------      ------------

             Total assets                                                               $     74,608      $     72,668
                                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                  $        674      $      2,962
      Accrued compensation and related expenses                                                1,333             5,409
      Other current liabilities                                                                5,220             9,687
      Long-term debt, current portion                                                             --             2,201
      Capital lease obligations, current portion                                                 138             7,317
                                                                                        ------------      ------------

             Total current liabilities                                                         7,365            27,576

Long-term debt                                                                                    --               100
Capital lease obligations                                                                        182             2,759
                                                                                        ------------      ------------

             Total liabilities                                                                 7,547            30,435
                                                                                        ------------      ------------

Commitments and contingencies

Stockholders' equity:

      Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized; 75,000 shares issued and
      outstanding at December 31, 2001                                                            --                 1

      Common stock, $.01 par value, 400,000,000 shares authorized; 60,394,835 shares issued; 40,172,696 and 60,394,835 shares outstanding at March 31, 2002
      and December 31, 2001, respectively                                                        604               604

      Class A common stock, 100,000,000 shares authorized, none issued
      and outstanding                                                                             --                --

      Additional paid-in capital                                                             738,481           742,144

      Deferred compensation                                                                   (1,413)           (1,763)

      Accumulated deficit                                                                   (666,215)         (698,791)

      Treasury stock, at cost (20,222,139 shares)                                             (4,449)               --

      Accumulated other comprehensive income                                                      53                38
                                                                                        ------------      ------------

             Total stockholders' equity                                                       67,061            42,233
                                                                                        ------------      ------------

             Total liabilities and stockholders' equity                                 $     74,608      $     72,668
                                                                                        ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      2002              2001
                                                                                  ------------      ------------


General and administrative operating expenses:
  General and administrative expenses                                             $      1,169      $      1,608
  Non-cash compensation expense from restricted stock                                      326                --
                                                                                  ------------      ------------

  Total general and administrative operating expenses                                    1,495             1,608
                                                                                  ------------      ------------

  Loss from continuing operations before other income (expense), discontinued
    operations and extraordinary item                                                   (1,495)           (1,608)

Investment income                                                                          189             1,417
Interest expense                                                                          (224)             (649)
                                                                                  ------------      ------------

  Loss from continuing operations before discontinued operations and
    extraordinary item                                                                  (1,530)             (840)

Discontinued operations:
  Loss from discontinued operations, net                                                (4,112)          (32,550)
  Gain on sale of operations to Charter                                                 40,259                --
Extraordinary item:
  Loss on early extinguishment of debt and capital lease obligations                    (2,041)               --
                                                                                  ------------      ------------

Net income (loss)                                                                 $     32,576      $    (33,390)
                                                                                  ============      ============


Basic and diluted net income (loss) per share:

  Loss from continuing operations                                                 $      (0.03)     $      (0.02)
  Loss from discontinued operations                                                      (0.07)            (0.55)
  Gain on sale of operations to Charter                                                   0.77                --
  Loss on early extinguishment of debt and capital lease obligations                     (0.04)               --
                                                                                  ------------      ------------

  Net income (loss)                                                               $       0.63      $      (0.57)
                                                                                  ============      ============

Weighted average shares used in computation of basic and diluted net income
  (loss) per share                                                                  52,018,876        58,684,052

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   2002              2001
                                                                                               ------------      ------------

OPERATING ACTIVITIES

Net income (loss)                                                                              $     32,576      $    (33,390)
     Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                                       4,112            32,250
         Gain on sale of operations to Charter                                                      (40,259)               --
         Loss on early extinguishment of debt and capital lease obligations                           2,041                --
         Non-cash compensation expense from restricted stock                                            326                --
         Changes in operating assets and liabilities excluding the effect of dispositions:
             Prepaid expenses                                                                          (332)              141
             Accrued compensation and related expenses                                                 (537)             (518)
                                                                                               ------------      ------------

Net cash used in operating activities of continuing operations                                       (2,073)           (1,517)

Net cash used in operating activities of discontinued operations                                     (4,915)          (32,122)
                                                                                               ------------      ------------

Net cash used in operating activities                                                                (6,988)          (33,639)
                                                                                               ------------      ------------

INVESTING ACTIVITIES

     Purchases of short-term investments                                                            (30,783)           (1,534)
     Sales and maturities of short-term investments                                                   4,986             9,813
                                                                                               ------------      ------------

Net cash (used in) provided by investing activities of continuing operations                        (25,797)            8,279

Net cash provided by (used in) investing activities of discontinued operations                       74,622            (2,388)
                                                                                               ------------      ------------

Net cash provided by investing activities                                                            48,825             5,891
                                                                                               ------------      ------------

FINANCING ACTIVITIES

         Repurchase of common stock                                                                  (4,449)               --
                                                                                               ------------      ------------

Net cash used in financing activities of continuing operations                                       (4,449)               --

Net cash used in financing activities of discontinued operations                                    (10,697)           (2,474)
                                                                                               ------------      ------------

Net cash used in financing activities                                                               (15,146)           (2,474)
                                                                                               ------------      ------------

Net change in cash and cash equivalents from continuing operations                                  (32,319)            6,762

Net change in cash and cash equivalents from discontinued operations                                 59,010           (36,984)
                                                                                               ------------      ------------

Net change in cash and cash equivalents                                                              26,691           (30,222)

Cash and cash equivalents, beginning of period                                                       11,714           114,847
                                                                                               ------------      ------------

Cash and cash equivalents, end of period                                                       $     38,405      $     84,625
                                                                                               ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment acquired under capital leases                                                                     $        323
     Property and equipment purchases payable                                                  $        220      $      1,403
     Warrants earned in connection with distribution agreements                                                  $      1,701

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements of High Speed Access Corp. and its subsidiaries (herein referred to as the Company, we, us, or our) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

    The Company does not own or operate any revenue-generating businesses and has not yet determined what its strategic direction will be.

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

RECLASSIFICATION

     The condensed consolidated statement of operations for the three months ended March 31, 2001, and the condensed consolidated statement of cash flows for the three months ended March 31, 2001, have been reclassified for the effects of the discontinued operations of the Company's high speed Internet access and related services and international Internet Service Provider ("ISP") infrastructure services business segments.

NOTE 2 - DISCONTINUED OPERATIONS

HIGH SPEED INTERNET ACCESS AND RELATED SERVICES

     On February 28, 2002, the Company consummated the sale of substantially all of its assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of the Company's stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc, CC Systems, LLC, and Charter Communications Ventures, LLC.

     The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by the Company primarily in the provision of high speed Internet access to residential and commercial customers of Charter via cable modems. Subsequent to the Asset Sale, we do not own or operate any revenue-generating businesses.

     Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment to us of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of common stock. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002. The remaining $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, is payable to us on or about February 28, 2003.

     The Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):

Cash purchase price per the Asset Purchase Agreement ......................     $ 81.1
                                                                                ------
   Adjustments:
   Current assets acquired by Charter, as adjusted per
      the Asset Purchase Agreement ........................................        4.5
   Capital leases, debt and other liabilities assumed
      or paid by Charter ..................................................      (12.7)
   Indemnity holdbacks ....................................................       (3.4)
                                                                                ------
         Total adjustments ................................................      (11.6)
                                                                                ------
   Net cash proceeds from sale to Charter..................................     $ 69.5
                                                                                ======

     Under the Asset Purchase Agreement:

o We sold substantially all of our revenue-generating fixed assets with a net book value of $22.8 million at February 28, 2002.

o We sold all accounts receivable related to Charter systems with a net book value of $4.1 million at February 28, 2002 for which we received a purchase price adjustment.

o    The Company paid to Charter $5.1 million for outstanding launch fees.

o Charter paid to the Company $2.2 million for expenses incurred by the Company on Charter's behalf prior to September 28, 2001.

o Charter assumed certain of the Company's operating and capital lease obligations with future minimum lease payments of $13.5 million.

o The Company paid $2.2 million to retire all outstanding long-term debt and $8.1 million to pay-off substantially all of the Company's capital lease obligations. In connection with these payments, the Company recorded a loss on the early extinguishment of debt and capital lease obligations of $2.0 million during the first quarter of 2002.

o Warrants to purchase 2,650,659 shares of our Company's common stock earned by Charter under various distribution agreements were cancelled.

o All of the Company's 75,000 outstanding shares of Series D Preferred Stock were cancelled.

o Charter assumed certain commitments relating to circuits with a national telecommunications company with future minimum payments of $7.4 million through 2003.

o On February 28, 2002, the Company paid an additional $3.4 million of expenses related to the Asset Sale. The total expenses paid were $6.4 million.

     The Company recorded a gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):

Net cash proceeds from sale to Charter ................     $ 69.5
Fair value of preferred stock .........................        3.7
Liabilities assumed by Charter ........................       14.4
Book value of assets acquired by Charter ..............      (44.3)
Indemnity holdbacks ...................................        3.4
Transaction expenses ..................................       (6.4)
                                                            ------
Gain on Asset Sale ....................................     $ 40.3
                                                            ======

     Also on February 28, 2002, the Company purchased 20,222,139 shares of our common stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of common stock from Vulcan. Following the consummation of the Asset Sale and the purchase of common stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, the Company is no longer affiliated with Vulcan, Charter, or any of their respective affiliates. The repurchased shares are reflected as treasury stock in the condensed consolidated balance sheet as of March 31, 2002. The board of directors approved the cancellation of these shares in March, 2002. We expect to effect the cancellation during the second quarter of 2002.

    The Asset Sale completed the discontinuance of the Company's high speed Internet access and related services business. During 2001, the Company exited all of its cable system agreements except for those with Charter, sold the assets of Digital Chainsaw, and discontinued its efforts to enter the digital subscriber line ("DSL") market. In connection with these actions, the Company recorded an asset impairment charge of $28.8 million for the write-down of fixed assets and goodwill during the third quarter of 2001.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on January 1, 2002. SFAS 144 supersedes Emerging Issues Task Force Issue No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements" and requires a discontinued operation to be accounted for under SFAS 144 if a measurement date for the discontinued operations is not reached under Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" prior to the entity's period-end. The measurement date for the discontinuance of the Company's high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's stockholders approved the Asset Sale. Consequently, the results of operations of the high speed Internet access and related services business have been presented as discontinued operations effective in the quarter ended March 31, 2002 and prior periods have been restated.

INTERNATIONAL ISP INFRASTRUCTURE SERVICES

    On December 31, 2001, the Company terminated its agreement with Kabel Nordrhein-Westfalen GmbH & Co. KG ("KNRW") in Germany for the provision of international ISP infrastructure services. In connection with the discontinuance of the international business segment, we incurred a one-time charge of $0.6 million in the fourth quarter 2001 for the accrual of estimated losses during the phase-out period, including personnel, travel, and facility costs. The results of this operation have been classified as discontinued and prior periods have been restated.

NOTE 3 - STOCKHOLDERS' EQUITY

Activity in stockholders' equity for the three months ended March 31, 2002 was as follows (in thousands except share amounts):

                                     Preferred Stock                  Common Stock
                               ----------------------------    ----------------------------      Paid-In        Deferred
                                  Shares          Amount          Shares          Amount         Capital      Compensation

Balance at December 31, 2001         75,000    $          1      60,394,835    $        604    $    742,144   $     (1,763)

Amortization of deferred
  compensation                                                                                                         350
Purchase of treasury stock
Retirement of preferred
  stock                             (75,000)             (1)                                         (3,663)
Net unrealized gain on
  investments
Net income

                               ------------    ------------    ------------    ------------    ------------   ------------

Balance at March 31, 2002                --    $         --      60,394,835    $        604    $    738,481   $     (1,413)
                               ============    ============    ============    ============    ============   ============





                                                       Treasury Stock
                                 Accumulated     ---------------------------   Comprehensive    Stockholders'
                                    Deficit         Shares         Amount           Loss           Equity

Balance at December 31, 2001     $   (698,791)             --   $         --    $         38    $     42,233

Amortization of deferred
  compensation                                                                                           350
Purchase of treasury stock                         20,222,139         (4,449)                         (4,449)
Retirement of preferred
  stock                                                                                               (3,664)
Net unrealized gain on
  investments                                                                             15              15
Net income
                                       32,576                                                         32,576
                                 ------------    ------------   ------------    ------------    ------------

Balance at March 31, 2002        $   (666,215)     20,222,139   $     (4,449)   $         53    $     67,061
                                 ============    ============   ============    ============    ============

    Comprehensive income (loss), comprised of net income (loss) and net unrealized holding gains and losses on investments, totaled $32.6 million and $(33.7) million for the three months ended March 31, 2002 and 2001, respectively.

NOTE 4 - INCOME (LOSS) PER SHARE

    The Company computes net income (loss) per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period.

    Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method, assuming conversion of preferred stock, and assuming vesting of restricted stock awards. In addition, income or loss is adjusted for dividends and other transactions relating to preferred stock for which conversion is assumed. The calculation of diluted net income
(loss) per share excludes potential common shares if the effect is anti-dilutive.

Basic and diluted net income (loss) per share for the three months ended March 31, 2002 and 2001, were $0.63 and $(0.57) based on weighted average shares outstanding of 52,018,876 and 58,684,052, respectively. Diluted net income
(loss) per share equals basic net income (loss) per share because the assumed exercise of the Company's stock options and warrants, the assumed conversion of preferred stock, and the vesting of restricted stock is dilutive to loss from continuing operations per share. Stock options and warrants to purchase 5,934,778 shares and 10,086,960 shares of common stock at March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted net income
(loss) per share as they were anti-dilutive.

NOTE 5 - OTHER CURRENT LIABILITIES

    The components of other current liabilities at March 31, 2002 and December 31, 2001 were as follows (in thousands):

                                                            MARCH 31,    DECEMBER 31,
                                                              2002           2001
                                                          ------------   ------------
International phase-out expenses ......................   $        297   $        613
International operations - taxes ......................             --            950
Other taxes ...........................................            481            780
Payable to cable partners .............................             --          2,045
Lease and circuit termination expenses ................          1,244          2,478
Litigation ............................................          1,842          1,516
Other .................................................          1,356          1,305
                                                          ------------   ------------
                                                          $      5,220   $      9,687
                                                          ============   ============


NOTE 6 - COMMITMENTS AND CONTINGENCIES

    The Company, our directors, certain of our former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. O'Brien, et al., Civil Action 19478-NC). All four lawsuits, the first three of which have been consolidated, allege, among other things, that the initially proposed cash purchase price by Charter of $73.0 million was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public shareholders." The fourth lawsuit, Krim v. O'Brien, also alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate."

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

     On or about November 2001, we received a letter, and on December 17, 2001, we received a second letter, from an attorney purporting to be counsel to certain former stockholders of Digital Chainsaw, a company that was acquired by us in August 2000 through the payment of 3,000,000 shares of our common stock. The attorney indicated that his clients, and possibly other former Digital Chainsaw stockholders were prepared to file a lawsuit asserting various claims against the Company relating to our August 2000 acquisition of Digital Chainsaw, including claims relating to the non-payment of any earn out consideration to the former shareholders of Digital Chainsaw. We believe that all of the potential claims included in these letters are without merit and have informed the attorney of this belief. Nevertheless, to avoid the uncertainty and expense of protracted litigation with respect to these matters, we have tentatively agreed with opposing counsel to settle the claims of substantially all of the former Digital Chainsaw stockholders for an amount not to exceed $1.5 million. However, this tentative settlement is contingent upon the successful negotiation and execution of final documentation. In the event we do not succeed in closing this tentative settlement, we may have to defend one or more lawsuits related to allegations in these letters.

    We are involved in other legal proceedings and claims. We do not believe that the results of the above-noted legal proceedings and other pending legal proceedings and claims will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may delay action by the board with respect to new business activities and may affect the timing and amount of any distribution of proceeds from the Asset Sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment to us of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of common stock. At the closing, Charter agreed to certain reductions in our indemnification obligations under the Asset

Purchase Agreement. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002. The remaining $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, is payable on or about February 28, 2003. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the $3.4 million purchase price and indemnification holdbacks, the Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million.

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

     As a result of the Asset Sale and other actions, we do not presently own or manage any revenue-generating businesses. We currently intend to make a cash distribution or distributions to our stockholders at some time in the future, however, the number, amount, timing, and record date(s) of such distribution(s) has not been determined. While we intend to distribute at least a portion of the proceeds of the Asset Sale to our stockholders, we have not yet determined what our strategic direction will be with respect to the undistributed portion of the Asset Sale proceeds and are considering at least two possible alternatives:

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

    Our expenses following the discontinuance of our high speed Internet access and related services and international ISP infrastructure services businesses consist of the following:

     o General and administrative expenses, which consist primarily of salaries for our executive, administrative, finance and human resource personnel and fees for professional services.

     o Non-cash compensation expense from restricted stock consists of the value of restricted stock issued to employees amortized over the vesting period.

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. In addition, the results of any quarter do not indicate the results to be expected for a full fiscal year. The factors that may contribute to fluctuations in our operations are set forth generally under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors". As a result of such factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 2002 and 2001 were $1.2 million and $1.6 million, respectively, a decrease of $0.4 million. The decrease in general and administrative expenses resulted from decreases in personnel costs to administer the procurement, accounting and finance functions, as well as other wind down personnel and lower outside services including legal fees.

    NON-CASH COMPENSATION EXPENSE FROM RESTRICTED STOCK. Non-cash compensation expense from restricted stock for the three months ended March 31, 2002 was $0.3 million. This expense represents the fair market value of the restricted stock at the time of grant amortized over the vesting period. There was no restricted stock outstanding during the three months ended 2001.

    NET INVESTMENT (EXPENSE) INCOME. Net investment (expense) income for the three months ended March 31, 2002 and 2001 was $(35,000) and $0.8 million, respectively. The decrease in investment income for the three months ended March 31, 2002, is the result of lower average investment balances and lower interest rates during the first quarter of 2002. Net investment income represents interest earned on cash, cash equivalents and short-term investments, offset by interest expense associated with debt and capital lease obligations. Offsetting the reduction in investment income was a reduction in interest expense resulting primarily from the payoff of long-term debt and capital lease obligations in the first quarter of 2002.

    INCOME TAXES. At December 31, 2001, we had net deferred tax assets of $131.4 million primarily related to federal and state net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance based upon the Company's history of operating losses. At December 31, 2001, we accumulated net operating loss carryforwards for federal and state tax purposes of approximately $287.1 million, which will expire beginning in 2018. Utilization of these net operating losses will be subject to a substantial annual limitation based upon the changes in the Company's ownership that occurred on February 28, 2002, as provided in Section 382 of the Internal Revenue Code of 1986 and similar state provisions. We currently expect to generate taxable income in 2002 as a result of the Asset Sale. This income will be offset by our net operating loss carryforwards.

    LOSS FROM DISCONTINUED OPERATIONS, NET. The net losses from discontinued operations for the three months ended March 31, 2002 and 2001 were $4.1 million and $32.6 million, respectively, a decrease of $28.5 million. This decrease is the partially the result of two months of operations in 2002 versus three months in 2001. Also, to preserve cash, we implemented a series of significant cost reduction measures throughout 2001 that had a significant impact on the operating results in the first quarter of 2002. Among these actions, we:

     o exited all of our cable system agreements except for those with Charter;

     o    sold the operations of Digital Chainsaw;

     o    discontinued our efforts to enter the DSL market;

     o    exited all unnecessary leased space, and;

     o reduced our workforce to include only those employees that Charter agreed to hire in connection with the Asset Sale.

Additionally, in connection with the Asset Purchase Agreement, we entered in a management agreement with Charter, pursuant to which Charter became solely responsible for the purchase and installation of cable modems and related equipment, while sharing responsibility for product marketing. The management agreement terminated upon the consummation of the Asset Sale.

    GAIN ON SALE OF OPERATIONS TO CHARTER. The Company recorded a non-recurring gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):

Net cash proceeds from sale to Charter ................   $ 69.5
Fair value of preferred stock .........................      3.7
Liabilities assumed by Charter ........................     14.4
Book value of assets acquired by Charter ..............    (44.3)
Indemnity holdbacks ...................................      3.4
Transaction expenses ..................................     (6.4)
                                                          ------
Gain on Asset Sale ....................................   $ 40.3
                                                          ======


    LOSS ON EARLY EXTINGUISHMENT OF DEBT AND CAPITAL LEASE OBLIGATIONS. The Company recorded a non-recurring loss on the early extinguishment of debt and capital lease obligations of $2.0 million during the first quarter of 2002. The Company paid a total of $10.3 million to terminate debt and certain capital leases with future minimum payments of $10.5 million. The $2.0 million loss represents the amount of cash paid over the recorded net book value of $8.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2002, we had cash and cash equivalents of $38.4 million and short-term investments of $31.9 million, compared with $11.7 million of cash and cash equivalents and $6.1 million of short-term investments at December 31, 2001.

     Cash used in operating activities of continuing operations for the three months ended March 31, 2002 was $2.1 million, consisting of a net loss from continuing operations of $1.5 million and changes in operating assets and liabilities of $0.9 million, offset by non-cash compensation expense from restricted stock of $0.3 million.

     Cash used in operating activities of discontinued operations for the three months ended March 31, 2002 was $4.9 million, which is primarily the result of a the net loss from discontinued operations of $4.1 million.

     Cash used in investing activities of continuing operations for the three months ended March 31, 2002 was $25.8 million, the result of purchases of short-term investments of $30.8 million, offset by sales and maturities of short-term investments of $5.0 million.

     Cash provided by investing activities of discontinued operations for the three months ended March 31, 2002 was $74.6 million, primarily the result of cash proceeds from the Charter transaction of $75.2 million, calculated as follows:

Net cash proceeds from sale to Charter ................   $ 69.5
Capital leases assumed by Charter .....................      2.1
Capital leases paid by Charter included in
     financing activities of discontinued
     operations .......................................      7.0
Transaction expenses ..................................     (3.4)
                                                          ------
Net cash proceeds included in operating
     activities of discontinued operations ............   $ 75.2
                                                          ======

    Cash used in financing activities of continuing operations for the three months ended March 31, 2002 was $4.4 million, the result of the repurchase of 20,222,139 shares of common stock from Vulcan on February 28, 2002.

     Cash used in financing activities of discontinued operations for the three months ended March 31, 2002 was $10.7 million, calculated as follows:

Capital leases paid by Charter ........................      7.0
Other early extinguishment capital leases payments ....      1.1
Scheduled capital leases payments .....................      0.2
Early extinguishment debt payments ....................      2.2
Scheduled debt payments ...............................      0.2
                                                          ------
Net cash used in financing activities of
        discontinued operations .......................   $ 10.7
                                                          ======


     EFFECTS OF THE ASSET SALE. As discussed above, the Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):

Cash purchase price per the Asset Purchase Agreement ......................   $ 81.1
                                                                              ------
      Adjustments:
      Current assets acquired by Charter, as adjusted per
        the Asset Purchase Agreement ......................................      4.5
      Capital leases, debt and other liabilities assumed or
        paid by Charter ...................................................    (12.7)
      Indemnity holdbacks .................................................     (3.4)
                                                                              ------
              Total adjustments ...........................................    (11.6)
                                                                              ------
      Net cash proceeds from sale to Charter ..............................   $ 69.5
                                                                              ======


     The Company recorded a gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):

Net cash proceeds from sale to Charter ................   $ 69.5
Fair value of preferred stock .........................      3.7
Liabilities assumed by Charter ........................     14.4
Book value of assets acquired by Charter ..............    (44.3)
Indemnity holdbacks ...................................      3.4
Transaction expenses ..................................     (6.4)
                                                          ------
Gain on Asset Sale ....................................   $ 40.3
                                                          ======

    Also on February 28, 2002, the Company purchased 20,222,139 shares of common stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share.

PROJECTED LOSSES AFTER THE ASSET SALE. For the quarter ending June 30, 2002, we currently expect to incur a net loss of between $3.7 million and $3.9 million. This estimate is based in part on the following assumptions:

     o We believe we will earn interest on cash and short term investments for the quarter totaling approximately $0.3 million. (If we make a cash distribution to the shareholders during the quarter ending June 30, 2002, interest income may be below these estimates.)

     o Non-cash compensation from restricted stock, in the aggregate, is expected to be approximately $1.3 million, including $1.2 million due to the lapsing of restrictions for our former President and Chief Operating Officer who were terminated on April 30, 2002.

     o We expect to continue to employ a total of five employees to pursue strategic opportunities and provide general and administrative support for the wind down of our remaining obligations.

     o We expect to record a charge of $1.9 million related to severance obligations for our former President and Chief Operating Officer during the second quarter of 2002.

    Our estimates do not include any additional potential charges for the following items:

     o Severance charges to the remaining employees. Our existing employment contracts with certain of our employees provide for potential severance payments to these employees of up to $0.4 million.

     o Potential charges for known and unknown contingent liabilities for which we anticipate the likelihood of payment is remote.

We expect that before any cash distribution to shareholders and any potential strategic transactions and/or any liquidation administrative cost after July 1, 2002, our normal net loss, exclusive of any unforeseen or unusual items, will not exceed $50,000 per month.

These estimates do not include any costs incurred in connection with the possible consummation of any strategic transactions, which may be more costly than we anticipate. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining employees. We expect to partially fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale, but such interest income alone generated by the proceeds of the Asset Sale will not be adequate to fully offset these continuing overhead costs, especially if we distribute a substantial portion of those proceeds within the next several months.

     NET CASH VALUE. We currently estimate that, as of June 30, 2002, our net cash value will be approximately $56.1 million to $60.1 million, or approximately $1.40 to $1.50 per share of common stock. On April 30, 2002, Charter paid to us $1.4 million consisting of a $750,000 purchase price holdback and $630,000 of additional purchase price adjustments primarily related to the settlement of accounts receivable, or a $.03 per share increase in net cash value per share. These estimates of net cash value do not include $2.0 million to satisfy potential indemnity claims that Charter held back under the Asset Purchase Agreement, most of which we currently believe will ultimately be released to us in accordance with the Asset Purchase Agreement. "Net cash value" represents the amount of our cash and cash equivalents and short-term investments reduced by the amount of our total liabilities. "Per share net cash value" represents our net cash value divided by the number of shares of our common stock outstanding as of May 9, 2002 of 40,180,446. Our actual net cash value, and per share net cash value, may vary depending on various factors, including but not limited to, final pay out amounts on known, unknown and contingent liabilities and the level of cash used in our operations. We cannot assure you that our per share net cash value estimate of approximately $1.40 to $1.50 will be reflected in the trading price of our common stock or how much of our net cash value we will distribute to our stockholders if we make the cash distribution(s) to our stockholders that we currently intend to do.

     Our estimates of our net cash value and per share net cash value as of June 30, 2002 are based on the following assumptions:

                                                                                          RANGE
                                                                              ----------------------------
                                                                                  LOW             HIGH
                                                                              ------------    ------------
                                                                                    (IN THOUSANDS
                                                                                 EXCEPT PER SHARE DATA)

Net cash value as of March  31, 2002 (1) ..................................   $     62,737    $     62,737
Cash received from Charter on April 30, 2002 consisting of a
  $750,000 holdback plus additional purchase price adjustments
  of $630,000, primarily settlement of accounts receivable ................          1,380           1,380
Estimated net loss before depreciation and non-cash compensation from
    restricted stock for the quarter ending June 30, 2002 .................         (2,600)         (2,400)
Estimated obligations pursuant to severance terms of Management
    contracts (2) .........................................................           (375)           (375)
Estimated known and unknown contingent liabilities (3) ....................         (5,000)         (1,250)
                                                                              ------------    ------------

Projected aggregate net cash value as of June 30, 2002 ....................   $     56,142    $     60,092
                                                                              ============    ============

Shares of common stock outstanding as of May 9, 2002 ......................     40,180,446      40,180,446

Projected per share net cash value as of June 30, 2002 ....................   $       1.40    $       1.50


    (1) Consists of cash and cash equivalents and short-term investments of $70,284, less total liabilities of $7,547, as of March 31, 2002.

    (2) Consists of estimated aggregate severance benefits to which certain employees are entitled under existing employment agreements if their employment is terminated following the consummation of the Asset Sale.

    (3) Consists of estimated amounts potentially payable arising from known and unknown contingent liabilities for which we anticipate the likelihood of payment is remote.

     The projected per share net cash value as of June 30, 2002 increased in comparison to our most recent estimates of $1.20 to $1.36. The increase is primarily due to (a) the actual gain on the Asset Sale exceeded the prior estimate which was based on a pro forma estimate as if the transaction closed on December 31, 2001, (b) the additional $1.4 million in proceeds received from Charter on April 30, 2002 for the $750,000 holdback plus additional purchase price adjustments, (c) lower than expected net loss before depreciation, non-cash compensation from stock options, warrants and restricted stock and amortization of distribution agreement costs for the quarter ended March 31, 2002 excluding the gain from the Asset Sale and (d) the collection of accounts receivable for discontinued international ISP infrastructure services.

     The prospective financial information included in this Form 10-Q has been prepared by, and is the responsibility of, the Company's management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying prospective financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. This prospective financial information was not prepared with a view toward compliance with the published guidelines of the Securities and Exchange Commission or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information.

    INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing money market accounts with financial institutions and highly liquid investment-grade debt securities of the U.S. Government.

    Short-term investments are classified as available-for-sale and, as a result, are stated at fair value. Short-term investments at March 31, 2002 are comprised solely of U.S. Government agency securities. We record changes in the fair market value of securities held for short-term investment as an equal adjustment to the carrying value of the security and stockholders' equity.

    LOAN FACILITIES. On February 28, 2002, in conjunction with the Asset Sale to Charter, we paid off all remaining amounts due on our loan facilities.

    LEASE OBLIGATIONS. During the first quarter of 2002, we paid $1.2 million to terminate certain operating leases with future minimum lease payments of $2.4 million. In addition, $10.2 million of future operating lease payments were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002.

    Also during the first quarter of 2002, we paid $8.1 million to terminate certain capital leases with future minimum lease payments of $8.2 million. Also, $3.3 million of future capital lease payments were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002.

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

    On or about November 2001, we received a letter, and on December 17, 2001, we received a second letter, from an attorney purporting to be counsel to certain former stockholders of Digital Chainsaw, a company that was acquired by us in August 2000 through the payment of 3,000,000 shares of our common stock. The attorney indicated that his clients, and possibly other former Digital Chainsaw stockholders were prepared to file a lawsuit asserting various claims against the Company relating to our August 2000 acquisition of Digital Chainsaw, including claims relating to the non-payment of any earn out consideration to the former shareholders of Digital Chainsaw. We believe that all of the potential claims included in these letters are without merit and have informed the attorney of this belief. Nevertheless, to avoid the uncertainty and expense of protracted litigation with respect to these matters, we have tentatively agreed with opposing counsel to settle the claims of substantially all of the former Digital Chainsaw stockholders for an amount not to exceed $1.5 million. However, this tentative settlement is contingent upon the successful negotiation and execution of final documentation. In the event we do not succeed in closing this tentative settlement, we may have to defend one or more lawsuits related to allegations in these letters.

    We are involved in other legal proceedings and claims. We do not believe that the results of the above-noted legal proceedings and other pending legal proceedings and claims will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may delay action by the board with respect to new business activities and may affect the timing and amount of any distribution of proceeds from the Asset Sale.

ADOPTION OF ACCOUNTING PRONOUNCEMENT

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on January 1, 2002. SFAS 144 supersedes Emerging Issues Task Force Issue No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements" and requires a discontinued operation to be accounting for under SFAS 144 if a measurement date for the discontinued operations is not reached under Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" prior to the entity's year-end. The measurement date for the discontinuance of the Company's high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's stockholders approved the Asset Sale. Consequently, the results of operations of the high speed Internet access and related services business have been presented as discontinued operations effective in the quarter ended March 31, 2002 and prior periods have been restated.

RISK FACTORS

    You should carefully consider the following factors and other information in this Form10-K and other filings we make with the Securities and Exchange Commission before trading in our common stock. If any of the following risks actually occur, our business and financial results could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

WE EXPECT TO CONTINUE TO SPEND THE PROCEEDS OF THE ASSET SALE WHILE WE DETERMINE OUR FUTURE STRATEGIC DIRECTION

    We expect to incur a net loss of approximately $3.7 million to $3.9 million for the quarter ending June 30, 2002, as we determine our future strategic direction. We expect that before any cash distribution to shareholders and any potential strategic transactions and/or any liquidation administrative cost, after July 1, 2002, our normal net loss, exclusive of any unforeseen or unusual items, will not exceed $50,000 per month. These estimates do not include any costs incurred in connection with the possible consummation of any strategic transactions, which may be more costly than we anticipate. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining employees. We expect to partially fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale, but such interest income alone generated by the proceeds of the Asset Sale will not be adequate to fully offset these continuing overhead costs, especially if we distribute a substantial portion of those proceeds within the next several months. To the extent we are unable to determine our future strategic direction or we continue to incur these losses, our net cash value, and any amounts available for distribution to stockholders will decrease.

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

    If we decide to acquire new businesses, our future success will depend, in significant part, on our ability to attract, hire and retain directors, management and other personnel with the managerial, marketing and technical skills that may be required by any business or businesses that we acquire. Competition for personnel is intense, and there are a limited number of persons with knowledge of, and experience in, any industry we might seek to enter. If we fail to timely identify, recruit and hire qualified personnel, we may be unable to compete effectively.

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

    We may pay for some of our acquisitions by issuing additional common stock that could dilute our existing stockholders. We may also use cash to buy companies or technologies. We may also need to incur debt to pay for acquisitions or to fund any operating losses. Acquisition financing may not be available to us on favorable terms or at all. In addition, we may assume an acquired company's existing indebtedness as part of an acquisition transaction, and/or we may be required to record and/or amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, any of which could have an adverse affect on our results of operations.

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

OUR EXECUTIVE OFFICERS MAY HAVE INTERESTS THAT ARE DIFFERENT FROM THE INTERESTS OF OTHER STOCKHOLDERS

    As our board determines whether we continue as a going concern and seek to engage in strategic transactions or liquidate and dissolve, you should be aware that our executive officers may have interests in our future strategic direction that are different from or in addition to those of our other stockholders. In particular, under their employment agreements, our remaining two (2) executive officers will continue to be paid their salary for at least as long as our board decides on our future strategic direction. While their employment with us may or may not continue if we engage in a strategic transaction and acquire new businesses, the employment of these officers will be terminated if we liquidate and dissolve.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

    At the present time, our stock price is trading at a substantial discount to our net cash value per share. If we were to announce a substantial distribution of proceeds from the Asset Sale, our stock could fluctuate suddenly and widely depending on the amount and timing of such distribution and the amount of funds retained by the company for the payment of claims and the possible pursuit of a new business opportunities. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs to our stockholders and a diversion of our management's attention and resources.

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

WE EXPECT TO BE DELISTED BY NASDAQ

    We received a Nasdaq staff determination letter on May 13, 2002, indicating Nasdaq's intent to delist the Company's common stock from the Nasdaq
National Market effective at the opening of business on May 21, 2002. Nasdaq intends to take this discretionary action under Marketplace Rules 4300 and 4330(a)(3) based on its belief that the Company has not owned or managed any revenue-generating businesses since February 28, 2002, and thus is a "public shell," which may be subject to market abuses or other violative conduct detrimental to the interests of the investing public. The Company plans to appeal the Nasdaq Staff Determination and request a hearing within 45 days of the Company's appeal. The request for hearing will stay the delisting action pending the issuance of a written determination by the Nasdaq Listing Qualifications Panel. There is no assurance that the Panel will grant the Company's request for continued listing.

    As previously announced on February 14, 2002, the Company received notification from Nasdaq that the bid price of its common stock had closed below the $1 per share minimum (as required for continued listing on the NASDAQ Stock Market for compliance with Marketplace Rule 4450(a)(5)) for 30 consecutive trading days. The Company has not regained compliance with this rule within the 90 trading day timeframe required by Nasdaq.

    If we are delisted from the Nasdaq National Market, we cannot assure you that we will seek to ensure the uninterrupted trading of our common stock by having our common stock traded on the Over the Counter Bulletin Board or Pink Sheets. Alternatively, if we do seek to ensure the uninterrupted trading of our common stock by taking one of these actions, we cannot assure you that we will be successful in doing so.

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

    To the extent we may be subject to the registration requirements of the Investment Company Act, we may be permitted to rely on a temporary exemption from these registration requirements for a period of up to one year, provided that we had a bona fide intent to be engaged primarily, as soon as reasonably possible and in any event at the end of one year, in a business other than that of investing, reinvesting, owning, holding or trading in investment securities. We would not be permitted to rely on this exemption more than once in any three-year period.

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

    On or about November 2001, we received a letter, and on December 17, 2001, we received a second letter, from an attorney purporting to be counsel to certain former stockholders of Digital Chainsaw, a company that was acquired by us in August 2000 through the payment of 3,000,000 shares of our common stock. The attorney indicated that his clients, and possibly other former Digital Chainsaw shareholders were prepared to file a lawsuit asserting various claims against the Company relating to our August 2000 acquisition of Digital Chainsaw, including claims relating to the non-payment of any earn out consideration to the former stockholders of Digital Chainsaw. We believe that all of the potential claims included in these letters are without merit and have informed the attorney of this belief. Nevertheless, to avoid the uncertainty and expense of protracted litigation with respect to these matters, we have tentatively agreed with opposing counsel to settle the claims of substantially all of the former Digital Chainsaw stockholders for an amount not to exceed $1.5 million. However, this tentative settlement is contingent upon the successful negotiation and execution of final documentation. In the event we do not succeed in closing this tentative settlement, we may have to defend one or more lawsuits related to allegations in these letters.

    We are involved in other legal proceedings and claims. We do not believe that the results of the above-noted legal proceedings and other pending legal proceedings and claims will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may delay action by the board with respect to new business activities and may affect the timing and amount of any distribution of proceeds from the Asset Sale.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) In December 2000, we issued and sold 38,000 shares and 37,000 shares of Series D senior convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, an affiliate of Charter, respectively. In this private placement, we received aggregate consideration of $38.0 million and $37.0 million from Vulcan and Charter, respectively. The preferred stock was convertible into common stock of the Company at a conversion price of $5.01875 per share, subject to adjustment for future stock issuances at less than the conversion price and other customary adjustments.

    The initial proceeds to the Company were $75.0 million. Through December 31, 2001 the proceeds have been applied as follows:

    Direct or indirect payment to others for:

              Offering expenses        $  1,000,000
              Working capital          $ 74,000,000


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

    (b) In accordance with the Asset Purchase Agreement, Vulcan and Charter tendered to the Company all 75,000 shares outstanding of Series D convertible preferred stock on February 28, 2002.

    (c) On February 28, 2002, the Company purchased 20,222,139 shares of Common Stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of Common Stock from Vulcan. The board of directors approved the cancellation of these shares in March, 2002. We expect to effect the cancellation during the second quarter of 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Stockholders of the Company was held on February 28, 2002. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting.

(1) Approval of the sale of substantially all of our assets pursuant to the Asset Purchase Agreement with Charter dated September 28, 2001.

          FOR       AGAINST    ABSTAIN
     -----------  ----------  ----------

     39,621,747    248,602      48,685

(2) The adjournment or postponement of the special meeting for the purpose of soliciting additional votes in favor of the proposed Asset Sale.

          FOR      AGAINST    ABSTAIN
     ----------- ----------  ---------
     39,138,780   673,330     106,923

(3) The transaction of such other matters as may come before the special meeting.

          FOR      AGAINST     ABSTAIN
     ----------- ----------  ---------
     38,497,929  1,289,039    132,065


ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    None.

    (b) Reports on Form 8-K

    On March 11, 2002, the Company filed a report on Form 8-K that announced the completion of the sale of substantially all of its assets to Charter

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: May 15, 2002      By /s/ George E. Willett
      ------------         -----------------------------------
                        George E. Willett
                        President and Chief Financial Officer