Form 10-Q
period 2002-06-30
HIGH SPEED ACCESS CORP
filed 2002-08-14
CIK 1075244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                     9900 CORPORATE CAMPUS DRIVE, SUITE 3000
                           LOUISVILLE, KENTUCKY 40223
          (Address of principal executive offices, including zip code)

                                  502/657-6340
              (Registrant's telephone number, including area code)

    FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:

    Our previous principal executive offices were located at 10300 Ormsby Park Place, Suite 405, Louisville, KY 40223

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of August 1, 2002...40,280,446

                                      INDEX

                                                                                           PAGE
   PART I - FINANCIAL INFORMATION
      Item 1 - Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of June 30, 2002 and
           December 31, 2001                                                                  3
           Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2002 and 2001                                                4
           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001                                            5
           Notes to Condensed Consolidated Financial Statements                               6
      Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             10
      Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    19
   PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings                                                             19
      Item 2 - Changes in Securities and Use of Proceeds                                     20
      Item 3 - Defaults upon Senior Securities                                               21
      Item 4 - Submission of Matters to a Vote of Security Holders                           21
      Item 5 - Other Information                                                             21
      Item 6 - Exhibits and Reports on Form 8-K                                              21
      Signatures                                                                             22

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2002              2001
                                                                                      ------------      ------------
                                        ASSETS
Current assets:
      Cash and cash equivalents                                                       $     62,596      $     11,714
      Short-term investments                                                                 4,208             6,067
      Restricted cash                                                                           --             1,654
      Accounts receivable, net of allowance for doubtful accounts of $584
         at December 31, 2001                                                                   --             7,080
      Charter holdback                                                                       2,000                --
      Prepaid expenses and other current assets                                                377             7,124
                                                                                      ------------      ------------
             Total current assets                                                           69,181            33,639
Property, equipment and improvements, net                                                       89            25,673
Deferred distribution agreement costs, net                                                      --             8,439
Other non-current assets                                                                        --             4,917
                                                                                      ------------      ------------
             Total assets                                                             $     69,270      $     72,668
                                                                                      ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                $        201      $      2,962
      Accrued compensation and related expenses                                              2,053             5,409
      Other current liabilities                                                              2,505             9,687
      Long-term debt, current portion                                                           --             2,201
      Capital lease obligations, current portion                                                --             7,317
                                                                                      ------------      ------------
             Total current liabilities                                                       4,759            27,576
Long-term debt                                                                                  --               100
Capital lease obligations                                                                       --             2,759
                                                                                      ------------      ------------
             Total liabilities                                                               4,759            30,435
                                                                                      ------------      ------------
Commitments and contingencies
Stockholders' equity:
      Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized; 75,000
           shares issued and outstanding at December 31, 2001                                   --                 1
      Common stock, $.01 par value, 400,000,000 shares authorized; 40,280,446 and
           60,394,835 shares issued and outstanding at June 30, 2002 and
           December 31, 2001, respectively                                                     403               604
      Class A common stock, 100,000,000 shares authorized, none issued
           and outstanding                                                                      --                --
      Additional paid-in capital                                                           734,254           742,144
      Deferred compensation                                                                    (78)           (1,763)
      Accumulated deficit                                                                 (670,105)         (698,791)
      Accumulated other comprehensive income                                                    37                38
                                                                                      ------------      ------------
             Total stockholders' equity                                                     64,511            42,233
                                                                                      ------------      ------------
             Total liabilities and stockholders' equity                               $     69,270      $     72,668
                                                                                      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                ----------------------------    ----------------------------
                                                                    2002           2001             2002            2001
                                                                ------------    ------------    ------------    ------------
General and administrative operating expenses:
  General and administrative expenses                           $      2,783    $      1,438    $      3,952    $      3,046
  Non-cash compensation expense from restricted stock                  1,335             217           1,661             217
                                                                ------------    ------------    ------------    ------------
  Total general and administrative operating expenses                  4,118           1,655           5,613           3,263
                                                                ------------    ------------    ------------    ------------
  Loss from continuing operations before other income
    (expense), discontinued operations and extraordinary item         (4,118)         (1,655)         (5,613)         (3,263)
Investment income                                                        335             882             524           2,299
Interest expense                                                          (2)           (578)           (226)         (1,227)
                                                                ------------    ------------    ------------    ------------
  Loss from continuing operations before discontinued
    operations and extraordinary item                                 (3,785)         (1,351)         (5,315)         (2,191)
Discontinued operations:
  Loss from discontinued operations, net                                (105)        (32,658)         (4,217)        (65,208)
  Gain on sale of operations to Charter                                   --              --          40,259              --
Extraordinary item:
  Loss on early extinguishment of debt and capital lease
    obligations                                                           --              --          (2,041)             --
                                                                ------------    ------------    ------------    ------------
Net income (loss)                                               $     (3,890)   $    (34,009)   $     28,686    $    (67,399)
                                                                ============    ============    ============    ============
Basic and diluted net income (loss) per share:
  Loss from continuing operations                               $      (0.10)   $      (0.02)   $      (0.12)   $      (0.04)
  Loss from discontinued operations                                       --           (0.56)          (0.09)          (1.11)
  Gain on sale of operations to Charter                                   --              --            0.88              --
  Loss on early extinguishment of debt and capital lease
    obligations                                                           --              --           (0.04)             --
                                                                ------------    ------------    ------------    ------------
  Net income (loss)                                             $      (0.10)   $      (0.58)   $       0.63    $      (1.15)
                                                                ============    ============    ============    ============
Weighted average shares used in computation of basic and
  diluted net income (loss) per share                             40,205,446      58,767,843      45,833,363      58,726,179



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 2002             2001
                                                                                             ------------    ------------

OPERATING ACTIVITIES
Net income (loss)                                                                            $     28,686    $    (67,399)
     Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                                     4,217          65,208
         Gain on sale of operations to Charter                                                    (40,259)             --
         Loss on early extinguishment of debt and capital lease obligations                         2,041              --
         Non-cash compensation expense from restricted stock                                        1,661             217
         Changes in operating assets and liabilities excluding the effect of dispositions:
             Prepaid expenses                                                                        (249)            440
             Accrued compensation and related expenses                                                457            (128)
                                                                                             ------------    ------------
Net cash used in operating activities of continuing operations                                     (3,446)         (1,662)
Net cash used in operating activities of discontinued operations                                   (8,166)        (56,931)
                                                                                             ------------    ------------
Net cash used in operating activities                                                             (11,612)        (58,593)
                                                                                             ------------    ------------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                          (67,324)        (31,703)
     Sales and maturities of short-term investments                                                69,182          14,343
                                                                                             ------------    ------------
Net cash provided by (used in) investing activities of continuing operations                        1,858         (17,360)
Net cash provided by (used in) investing activities of discontinued operations                     76,081          (7,435)
                                                                                             ------------    ------------
Net cash provided by (used in) investing activities                                                77,939         (24,795)
                                                                                             ------------    ------------
FINANCING ACTIVITIES
     Repurchase of common stock                                                                    (4,449)             --
     Proceeds from exercise of stock options                                                           21              --
                                                                                             ------------    ------------
Net cash used in financing activities of continuing operations                                     (4,428)             --
Net cash used in financing activities of discontinued operations                                  (11,017)         (5,482)
                                                                                             ------------    ------------
Net cash used in financing activities                                                             (15,445)         (5,482)
                                                                                             ------------    ------------
Net change in cash and cash equivalents from continuing operations                                 (6,016)        (19,022)
Net change in cash and cash equivalents from discontinued operations                               56,898         (69,848)
                                                                                             ------------    ------------
Net change in cash and cash equivalents                                                            50,882         (88,870)
Cash and cash equivalents, beginning of period                                                     11,714         114,847
                                                                                             ------------    ------------
Cash and cash equivalents, end of period                                                     $     62,596    $     25,977
                                                                                             ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired under capital leases                                                                 $        339
     Property and equipment purchases payable                                                $         10    $      2,873
     Warrants earned in connection with distribution agreements                                              $      2,621
     Issuance of common stock in connection with distribution agreement                                      $        375

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

    The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

    The Company does not own or operate any revenue-generating businesses.

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

RECLASSIFICATION

    The condensed consolidated statement of operations for the three and six months ended June 30, 2001, and the condensed consolidated statement of cash flows for the six months ended June 30, 2001, have been reclassified for the effects of the discontinued operations of the Company's high speed Internet access and related services and international Internet Service Provider ("ISP") infrastructure services business segments.

NOTE 2 - DISCONTINUED OPERATIONS

HIGH SPEED INTERNET ACCESS AND RELATED SERVICES

    On February 28, 2002, the Company consummated the sale of substantially all of its assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of the Company's stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc., CC Systems, LLC, and Charter Communications Ventures, LLC.

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

    The Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):


             Cash purchase price per the Asset Purchase Agreement.......    $   81.1
                                                                            --------
                Adjustments:
                Current assets acquired by Charter, as adjusted per
                   the Asset Purchase Agreement.........................         4.5
                Capital leases, debt and other liabilities assumed
                   or paid by Charter...................................       (12.7)
                Indemnity holdbacks.....................................        (3.4)
                                                                            --------
                      Total adjustments.................................       (11.6)
                                                                            --------
                Net cash proceeds from sale to Charter..................    $   69.5
                                                                            ========

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

    The Company recorded a gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):


    Net cash proceeds from sale to Charter.......    $   69.5
    Fair value of preferred stock................         3.7
    Liabilities assumed by Charter...............        14.4
    Book value of assets acquired by Charter.....       (44.3)
    Indemnity holdbacks..........................         3.4
    Transaction expenses.........................        (6.4)
                                                     --------
    Gain on Asset Sale...........................    $   40.3
                                                     ========

    Also on February 28, 2002, the Company purchased 20,222,139 shares of our common stock from Vulcan Ventures Incorporated

("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of common stock from Vulcan. The board of directors approved the cancellation of these shares in March, 2002 and they were officially retired in June, 2002. Following the consummation of the Asset Sale and the purchase of common stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, the Company is no longer affiliated with Vulcan, Charter, or any of their respective affiliates.

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

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on January 1, 2002. SFAS 144 supersedes Emerging Issues Task Force Issue No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements" and requires a discontinued operation to be accounted for under SFAS 144 if a measurement date for the discontinued operations is not reached under Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" prior to the entity's period-end. The measurement date for the discontinuance of the Company's high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's stockholders approved the Asset Sale. Consequently, the results of operations of the high speed Internet access and related services business have been presented as discontinued operations and prior periods have been restated.

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

NOTE 3 - STOCKHOLDERS' EQUITY

Activity in stockholders' equity for the six months ended June 30, 2002 was as follows (in thousands except share amounts):


                            PREFERRED STOCK              COMMON STOCK
                          ---------------------      ---------------------
                                                                               PAID-IN      DEFERRED
                           SHARES       AMOUNT         SHARES      AMOUNT      CAPITAL     COMPENSATION
Balance at December 31,
  2001                       75,000    $      1     60,394,835    $    604    $ 742,144    $     (1,763)
Amortization of deferred
  compensation                                                                                    1,685
Exercise of stock
  options                                              107,750           1           20
Purchase of treasury
  stock
Retirement of
  treasury stock                                   (20,222,139)       (202)      (4,247)
Retirement of
  preferred Stock           (75,000)         (1)                                 (3,663)
Net unrealized loss on
  Investments
Net income
                          ---------    --------    -----------    --------    ---------    ------------
Balance at June 30,
  2002                           --    $     --     40,280,446    $    403    $ 734,254    $        (78)
                          =========    ========    ===========    ========    =========    ============


                                                  TREASURY STOCK          OTHER
                           ACCUMULATED     -------------------------  COMPREHENSIVE    STOCKHOLDERS'
                             DEFICIT         SHARES       AMOUNT          INCOME          EQUITY
Balance at December 31,
  2001                     $   (698,791)            --   $        --   $         38    $     42,233
Amortization of deferred
  compensation                                                                                1,685
Exercise of stock
  options                                                                                        21
Purchase of treasury
  stock                                     20,222,139        (4,449)                        (4,449)
Retirement of
  treasury stock                           (20,222,139)        4,449                             --
Retirement of
  preferred Stock                                                                            (3,664)
Net unrealized loss on
  Investments                                                                    (1)             (1)
Net income                       28,686                                                      28,686
                           ------------    -----------   -----------   ------------    ------------
Balance at June 30,
  2002                     $   (666,215)            --   $        --   $         37    $     64,511
                           ============    ===========   ===========   ============    ============

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), comprised of net income (loss) and net unrealized holding gains and losses on investments, totaled $(3.9) million and $(33.8) million for the three months ended June 30, 2002 and 2001, respectively, and $28.7 million and $(67.5) million for the six months ended June 30, 2002 and 2001, respectively.

NOTE 4 - INCOME (LOSS) PER SHARE

    The Company computes net income (loss) per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income
(loss) for the period by
the weighted average number of shares of common stock outstanding during the period.

    Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options using the treasury stock method and assuming vesting of restricted stock awards. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive.

    Basic and diluted net income (loss) per share for the three months ended June 30, 2002 and 2001, were $(0.10) and $(0.58) based on weighted average shares outstanding of 40,205,446 and 58,767,843, respectively. For the six months ended June 30, 2002 and 2001, basic and diluted net income (loss) per share were $0.63 and $(1.15) based on weighted average shares outstanding of 45,833,363 and 58,726,179, respectively. Diluted net income (loss) per share equals basic net income (loss) per share because the assumed exercise of the Company's stock options and the vesting of restricted stock is dilutive to loss from continuing operations per share. Stock options and warrants to purchase 4,429,071 shares and 10,850,012 shares of our common stock at June 30, 2002 and 2001, respectively, were excluded from the calculation of diluted net income
(loss) per share as they were anti-dilutive.

NOTE 5 - OTHER CURRENT LIABILITIES

    The components of other current liabilities at June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                  JUNE 30,     DECEMBER 31,
                                                    2002           2001
                                                ------------   ------------
International operations ....................   $        345   $      1,563
Other taxes .................................            291            780
Payable to cable partners ...................             --          2,045
Lease and circuit termination expenses ......            522          2,478
Litigation ..................................            168          1,516
Other .......................................          1,179          1,305
                                                ------------   ------------
                                                $      2,505   $      9,687
                                                ============   ============

    During the three months ended June 30, 2002, the Company paid to the former stockholders of Digital Chainsaw, a company we acquired in August, 2000, and subsequently sold the assets of in 2001, $1.5 million to settle their potential claims against us. Of this amount, $1.25 million was expensed during the three months ended December 31, 2001, and $0.25 million was expensed during the three months ended March 31, 2002. This payment covered the claims of substantially all of the former Digital Chainsaw stockholders. Additionally, the Company expensed and paid an additional $0.2 million in litigation settlement costs during the three months ended June 30, 2002.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    The Company, our directors, certain of our former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. O'Brien, et al., Civil Action 19478-NC). All four lawsuits, the first three of which have been consolidated, allege, among other things, that the initially proposed cash purchase price by Charter of $73.0 million was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. O'Brien, also alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate."

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

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits. These discussions covered, among other topics, financial and other changes to the terms of the Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement has been reached to settle the first three lawsuits. The settlement is embodied in a Memorandum of Understanding (the "MOU") executed by counsel to all parties to the first three lawsuits, dated as of January 10, 2002. Among other things, the MOU provides that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The settlement is subject to confirmatory discovery, final documentation and approval of the Delaware Chancery Court. We believe that the claims asserted in the fourth lawsuit, Krim v. O'Brien, will be covered by the settlement.

    Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages. With respect to allegations against the Company, our Chief Financial Officer and our former President, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    We do not believe that the results of the above-noted legal proceedings will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distribution of proceeds from the Asset Sale.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 (FAS 146), Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

NOTE 8 - SUBSEQUENT EVENT

    On August 13, 2002, our board of directors unanimously adopted a resolution recommending a plan of liquidation be submitted to our stockholders so that we may liquidate all of our remaining assets, pay our known liabilities, distribute our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities, including any litigation that we reasonably expect to be incurred) and dissolve. Under Delaware Law, a plan of liquidation and dissolution must be approved by the holders of a majority of the Company's outstanding common stock.

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

OVERVIEW

    On February 28, 2002, High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) consummated the sale of substantially all of its assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of our stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated

September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc., CC Systems, LLC, and Charter Communications Ventures, LLC.

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

    Also on February 28, 2002, we purchased 20,222,139 shares of our common stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of our common stock from Vulcan. The board of directors approved the cancellation of these shares in March, 2002 and they were officially retired in June, 2002. Following the consummation of the Asset Sale and the purchase of our common stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, we are no longer affiliated with Vulcan, Charter or any of their respective affiliates.

    As a result of the Asset Sale and other actions, we do not presently own or manage any revenue-generating businesses. After reviewing various strategic alternatives for the Company, our board of directors concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was advisable and in the best interest of the Company and it's stockholders. On August 13, 2002, our board of directors unanimously adopted a resolution recommending that a plan of liquidation and dissolution be submitted to our stockholders. Under Delaware law, a plan of liquidation and dissolution must be approved by the holders of a majority of the Company's outstanding common stock. If approved by the stockholders, the plan will authorize us to proceed with the liquidation of all of our remaining assets, payment of our known liabilities, and the distribution of our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities, including any litigation that we reasonably expect to be incurred), and the dissolution of the Company. The Company is not soliciting the vote of any of its stockholders with respect to the plan of liquidation and dissolution pursuant to this Quarterly Report on Form 10-Q. The Company intends to provide stockholders as soon as reasonably practicable a definitive proxy statement relating to a meeting of stockholders, at which, among other things, the plan of liquidation and dissolution will be considered.

    Assuming a plan of liquidation and dissolution is approved by the Company's stockholders, we expect to make a cash distribution or distributions to our stockholders in accordance with such plan. However, the number, amount, timing, and record date(s) of such distribution(s) have not and may not be determined for some time under the plan.

    Our expenses following the discontinuance of our high speed Internet access and related services and international ISP infrastructure services businesses consist of the following:

    o General and administrative expenses, which consist primarily of salaries for our remaining employees, fees for professional services and insurance.

    o Non-cash compensation expense from restricted stock, which consists of the value of restricted stock issued to employees amortized over the vesting period.

    The Nasdaq Listing Qualifications Panel denied the Company's appeal of the delisting of its common stock from the Nasdaq

National Market. Effective as of the open of business on July 10, 2002, the Company's common stock no longer traded on the Nasdaq National Market. The Company did not appeal the Panel's decision and the Company's securities now trade on the OTC-Bulletin Board and Pink Sheets.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2002 and 2001 were $2.8 million and $1.4 million, respectively, an increase of $1.4 million. General and administrative expenses for the six months ended June 30, 2002 and 2001 were $4.0 million and $3.0 million, respectively, an increase of $1.0 million The increase in general and administrative expenses for the three months ended June 30, 2002, resulted primarily from $2.0 million in severance and severance-related costs associated with the termination of certain employees, including our former President and Chief Executive Officer and our former Chief Operating Officer, $0.2 in legal settlement expenses, offset by a decrease in personnel costs to administer the accounting and finance functions, as well as other wind-down personnel, and lower outside services including legal fees.

    NON-CASH COMPENSATION EXPENSE FROM RESTRICTED STOCK. Non-cash compensation expense from restricted stock for the three months ended June 30, 2002 and 2001 were $1.3 million and $0.2 million, respectively, an increase of $1.1 million. Non-cash compensation expense from restricted stock for the six months ended June 30, 2002 and 2001 were $1.7 million and $0.2 million, respectively, an increase of $1.5 million. This expense represents the fair market value of the restricted stock at the time of grant amortized over the vesting period. The increase in the expense during the second quarter of 2002 is attributable to the vesting of the restricted stock upon the termination of our former President and Chief Executive Officer and our former Chief Operating Officer.

    NET INVESTMENT INCOME. Net investment income represents interest earned on cash, cash equivalents and short-term investments, offset by interest expense associated with debt and capital lease obligations. Net investment income was $0.3 million for each of the three months ended June 30, 2002 and 2001. Net investment income for the six months ended June 30, 2002 and 2001 was $0.3 million and $1.1 million, respectively, a decrease of $0.8 million. The decrease in investment income for the six months ended June 30, 2002 is the result of lower average investment balances and lower interest rates during 2002. Offsetting the reduction in investment income was a reduction in interest expense resulting primarily from the payoff of long-term debt and capital lease obligations in the first quarter of 2002.

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

    LOSS FROM DISCONTINUED OPERATIONS, NET. The net losses from discontinued operations for the three months ended June 30, 2002 and 2001 were $0.1 million and $32.7 million, respectively, a decrease of $32.6 million. The net losses from discontinued operations for the six months ended June 30, 2002 and 2001 were $4.2 million and $65.2 million, respectively, a decrease of $61.0 million. The decreases are partially the result of two months of operations in 2002 versus six months in 2001. Also, to preserve cash, we implemented a series of significant cost reduction measures throughout the second half of 2001 that had a significant impact on the operating results in the first quarter of 2002. Among these actions, we:

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

    During the second quarter of 2002, we recorded adjustments that increased our previously reported loss from discontinued operations by $0.1 million. These adjustments related to an increase in estimated healthcare costs for severed employees and an increase in estimated property tax expense, partially offset by a favorable settlement on lease terminations costs.

    GAIN ON SALE OF OPERATIONS TO CHARTER. The Company recorded a non-recurring gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):


Net cash proceeds from sale to Charter .........   $       69.5
Fair value of preferred stock ..................            3.7
Liabilities assumed by Charter .................           14.4
Book value of assets acquired by Charter .......          (44.3)
Indemnity holdbacks ............................            3.4
Transaction expenses ...........................           (6.4)
                                                   ------------
Gain on Asset Sale .............................   $       40.3
                                                   ============

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, we had cash and cash equivalents of $62.6 million and short-term investments of $4.2 million, compared with $11.7 million of cash and cash equivalents and $6.1 million of short-term investments at December 31, 2001.

    Cash used in operating activities of continuing operations for the six months ended June 30, 2002 was $3.4 million, consisting of a net loss from continuing operations of $5.3 million, offset by non-cash compensation expense from restricted stock of $1.7 million and changes in operating assets and liabilities of $0.2 million.

    Cash used in operating activities of discontinued operations for the six months ended June 30, 2002 was $8.2 million, which consisted of the following (in millions):


Loss from discontinued operations                                        $       (4.2)
Depreciation and amortization                                                     2.5
Collection of accounts receivable                                                 2.1
Payment of liabilities related to discontinued operations                        (9.8)
Decreases in other assets                                                         1.2
                                                                         ------------
 Net cash used in operating activities of discontinued operations        $       (8.2)
                                                                         ============


    Cash provided by investing activities of continuing operations for the six months ended June 30, 2002 was $1.9 million, the result of sales and maturities of short-term investments of $69.2 million, offset by purchases of short-term investments of $67.3 million.

    Cash provided by investing activities of discontinued operations for the six months ended June 30, 2002 was $76.1 million, primarily the result of cash proceeds from the Charter transaction of $76.6 million, calculated as follows:

Net cash proceeds from sale to Charter ..........   $    69.5
Capital leases assumed by Charter ...............         2.1
Capital leases paid by Charter included in
     financing activities of discontinued
     operations .................................         7.0
Indemnity holdback received......................         1.4
Transaction expenses ............................        (3.4)
                                                    ---------
Net cash proceeds included in investing
     activities of discontinued operations ......   $    76.6
                                                    =========

    Cash used in financing activities of continuing operations for the six months ended June 30, 2002 was $4.4 million, primarily the result of the repurchase of 20,222,139 shares of our common stock from Vulcan on February 28, 2002.

    Cash used in financing activities of discontinued operations for the six months ended June 30, 2002 was $11.0 million, calculated as follows:

Capital leases paid by Charter                                                    7.0
Other early extinguishment capital leases payments                                1.1
Scheduled capital leases payments                                                 0.5
Early extinguishment debt payments                                                2.2
Scheduled debt payments                                                           0.2
                                                                         ------------
Net cash used in financing activities of discontinued operations         $       11.0
                                                                         ============

    EFFECTS OF THE ASSET SALE. As discussed above, the Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):


Cash purchase price per the Asset Purchase Agreement ............   $    81.1
                                                                    ---------
      Adjustments:
      Current assets acquired by Charter, as adjusted per
        the Asset Purchase Agreement ............................         4.5
      Capital leases, debt and other liabilities assumed or
        paid by Charter .........................................       (12.7)
      Indemnity holdbacks .......................................        (3.4)
                                                                    ---------
              Total adjustments .................................       (11.6)
                                                                    ---------
      Net cash proceeds from sale to Charter ....................   $    69.5
                                                                    =========

    The Company recorded a gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):


Net cash proceeds from sale to Charter ......   $    69.5
Fair value of preferred stock ...............         3.7
Liabilities assumed by Charter ..............        14.4
Book value of assets acquired by Charter ....       (44.3)
Indemnity holdbacks .........................         3.4
Transaction expenses ........................        (6.4)
                                                ---------
Gain on Asset Sale ..........................   $    40.3
                                                =========

    Also on February 28, 2002, the Company purchased 20,222,139 shares of its common stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share. These shares were retired during the second quarter of 2002.

PROJECTED LOSSES AFTER THE ASSET SALE. For the quarter ending September 30, 2002, we currently expect to incur a net loss of between $0.3 million and $0.4 million. This estimate is based in part on the following assumptions:

    o We believe we will earn interest on cash and short term investments for the quarter totaling approximately $0.3 million.

    o We expect to continue to employ a total of four employees to provide general and administrative support for the wind down of our remaining obligations.

    o We expect to record a charge of approximately $0.2 million related to severance obligations for our former General Counsel during the third quarter of 2002.

    Our estimates do not include any additional potential charges for the following items:

    o Severance charges for an existing employment contract with our President and CFO, which provides for potential severance payments and associated expenses of approximately $0.2 million.

    o Potential charges for known and unknown contingent liabilities for which we anticipate the likelihood of payment is remote.

    We expect that before any cash distribution to stockholders and any liquidation administrative cost, our normal net loss after September 30, 2002, exclusive of any unforeseen or unusual items, will not exceed $50,000 per month.

    These estimates do not include any costs incurred in connection with the potential liquidation and dissolution of the Company. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining employees, fees for professional services and insurance. We expect to partially fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale, but such interest income alone generated by the proceeds of the Asset Sale will not be adequate to fully offset these continuing general and administrative costs.

    NET CASH VALUE. We currently estimate that, as of September 30, 2002, our net cash value will be approximately $56.4 million to $60.3 million, or approximately $1.40 to $1.50 per share of common stock. These estimates of net cash value do not include $2.0 million to satisfy potential indemnity claims that Charter held back under the Asset Purchase Agreement, most of which we currently believe will ultimately be released to us in accordance with the Asset Purchase Agreement. "Net cash value" represents the amount of our cash and cash equivalents and short-term investments reduced by the amount of our total liabilities. "Per share net cash value" represents our net cash value divided by the number of shares of our common stock outstanding as of August 1, 2002 of 40,280,446. Our actual net cash value, and per share net cash value, may vary depending on various factors, including but not limited to, final payout amounts on known, unknown and contingent liabilities and the level of cash used in our operations. We cannot assure you that our per share net cash value estimate of approximately $1.40 to $1.50 will be reflected in the trading price of our common stock. Also, the number, amount, timing and record date(s) of the cash distribution(s) that we intend to make to our stockholders have not been determined.

    Our estimates of our net cash value and per share net cash value as of September 30, 2002 are based on the following assumptions:

                                                                                    RANGE
                                                                         ----------------------------
                                                                             LOW             HIGH
                                                                         ------------    ------------
                                                                                 (IN THOUSANDS
                                                                            EXCEPT PER SHARE DATA)

Net cash value as of June 30, 2002 (1) ...............................   $     62,045    $     62,045
Estimated net loss for the quarter ending September 30, 2002 .........           (350)           (300)
Estimated obligations pursuant to severance terms of a Management
    Contract (2) .....................................................           (200)           (200)
Estimated known and unknown contingent liabilities (3) ...............         (5,000)         (1,250)
                                                                         ------------    ------------
Projected aggregate net cash value as of September 30, 2002 ..........   $     56,495    $     60,295
                                                                         ============    ============
Shares of common stock outstanding as of August 1, 2002 ..............     40,280,446      40,280,446
Projected per share net cash value as of September 30, 2002 ..........   $       1.40    $       1.50


    (1) Consists of cash and cash equivalents and short-term investments of $66,804, less total liabilities of $4,759, as of June 30, 2002.

    (2) Consists of estimated aggregate severance benefits to which our President and CFO is entitled under his existing employment agreement if his employment is terminated.

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

    Short-term investments are classified as available-for-sale and, as a result, are stated at fair value. Short-term investments at June 30, 2002 are comprised solely of U.S. Government agency securities. We record changes in the fair market value of securities held for short-term investment as an equal adjustment to the carrying value of the security and stockholders' equity.

    LOAN FACILITIES. On February 28, 2002, in conjunction with the Asset Sale to Charter, we paid off all remaining amounts due on our loan facilities.

    LEASE OBLIGATIONS. During 2002, we paid $1.5 million to terminate certain operating leases with future minimum lease payments of $2.7 million. In addition, $10.2 million of future operating lease payments were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002.

    Also during 2002, we paid $8.6 million to terminate certain capital leases with future minimum lease payments of $8.5 million. Also, $3.3 million of future capital lease payments were assigned to Charter as a result of the Asset Purchase Agreement that closed on February 28, 2002.

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

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits. These discussions covered, among other topics, financial and other changes to the terms of the Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement has been reached to settle the first three lawsuits. The settlement is embodied in a Memorandum of Understanding (the "MOU") executed by counsel to all parties to the first three lawsuits, dated as of January 10, 2002. Among other things, the MOU provides that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The settlement is subject to confirmatory discovery, final documentation and approval of the Delaware Chancery Court. We believe that the claims asserted in the fourth lawsuit, Krim
v. O'Brien, will be covered by the settlement.

    Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High

Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages. With respect to allegations against the Company, our Chief Financial Officer and our former President, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    During the three months ended June 30, 2002, the Company paid to the former stockholders of Digital Chainsaw, a company we acquired in August, 2000, and subsequently sold the assets of in 2001, $1.5 million to settle their potential claims against us. This payment covered the claims of substantially all of the former Digital Chainsaw stockholders. Additionally, the Company expensed and paid an additional $0.2 million in litigation settlement costs during the three months ended June 30, 2002.

    We do not believe that the results of the above-noted legal proceedings will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distribution of proceeds from the Asset Sale.

ADOPTION OF ACCOUNTING PRONOUNCEMENT

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on January 1, 2002. SFAS 144 supersedes Emerging Issues Task Force Issue No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements" and requires a discontinued operation to be accounting for under SFAS 144 if a measurement date for the discontinued operations is not reached under Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" prior to the entity's year-end. The measurement date for the discontinuance of the Company's high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's stockholders approved the Asset Sale. Consequently, the results of operations of the high speed Internet access and related services business have been presented as discontinued operations effective in the quarter ended June 30, 2002 and prior periods have been restated.

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

RISKS RELATED TO OUR WIND DOWN ACTIVITIES AND OUR POTENTIAL LIQUIDATION AND DISSOLUTION

WE EXPECT TO CONTINUE TO SPEND THE PROCEEDS OF THE ASSET SALE WHILE WE SEEK SHAREHOLDER APPROVAL FOR A PLAN OF LIQUIDATION AND DISSOLUTION

    We expect to incur a net loss of approximately $0.3 million to $0.4 million for the quarter ending September 30, 2002. We expect that before any cash distribution to stockholders and any liquidation administrative cost, after July 1, 2002, our normal net loss, exclusive of any unforeseen or unusual items, including severance charges, will not exceed $50,000 per month. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining employees, fees for professional services and insurance. We expect to partially fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale, but such interest income alone generated by the proceeds of the Asset Sale will not be adequate to fully offset these continuing overhead costs. To the extent we are unable to or are delayed in obtaining stockholder approval of a plan of liquidation and dissolution, we will likely continue to incur these losses and our net cash value, and any amounts available for distribution to stockholders, will decrease.

ALTHOUGH WE INTEND TO MAKE A DISTRIBUTION TO STOCKHOLDERS, WE HAVE NOT DETERMINED WHEN OR HOW MUCH WE WILL DISTRIBUTE

     After reviewing various strategic alternatives for the Company, our board of directors concluded that the liquidation of the

Company was the best available alternative for maximizing stockholder value and, accordingly, was advisable and in the best interest of the Company and it's stockholders. On August 13, 2002, our board of directors unanimously adopted a resolution recommending that a plan of liquidation and dissolution be submitted to our stockholders. Under Delaware law, a plan of liquidation and dissolution must be approved by the holders of a majority of the Company's outstanding common stock. If approved by the stockholders, the plan will authorize us to proceed with the liquidation of all of our remaining assets, payment of our known liabilities, and the distribution of our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities, including any litigation that we reasonably expect to be incurred), and the dissolution of the Company. The Company is not soliciting the vote of any of its stockholders with respect to the plan of liquidation and dissolution pursuant to this Quarterly Report on Form 10-Q. The Company intends to provide stockholders as soon as reasonably practicable a proxy statement relating to a meeting of stockholders, at which, among other things, the plan of liquidation and dissolution will be considered.

    Assuming a plan of liquidation and dissolution is approved by the Company's stockholders, we expect to make a cash distribution or distributions to our stockholders in accordance with such plan. However, the number, amount, timing, and record date(s) of such distribution(s) have not and may not be determined for some time under the plan but will be decided by our board in its sole discretion and will depend upon various factors, including:

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

    o   the timing and proceeds of the sale of our remaining assets; and

    o   approval of a plan of liquidation and dissolution by our stockholders.

    The amount of our expected cash distribution(s) will be based upon estimates of the costs associated with each of these factors, as well as the funds necessary to complete the liquidation. If the board determines that material contingent liabilities exist, including any asserted or threatened litigation, any distribution, may be reduced or delayed. Furthermore, each of these factors will be dependent upon a number of contingencies and conditions, many of which are beyond our control, including market conditions and actions by third parties. As a result, any decisions with respect to a distribution, will involve judgments and assumptions that, although they may be considered reasonable at the time by the board and management, may not be realized.

IF WE OBTAIN STOCKHOLDER APPROVAL TO LIQUIDATE AND DISSOLVE, THERE MAY BE SUBSTANTIAL COSTS AND DELAYS

    Assuming we obtain stockholder approval to liquidate and dissolve, we anticipate that expenses for professional fees and other expenses of a liquidation and dissolution will be significant. Moreover, no decision has been made with respect to whether the company will elect to dissolve with or without the supervision of the Delaware Chancery Court, and there are risks and substantial differences in the administrative and professional costs associated with these options. Furthermore, under Delaware law, it typically takes at least three (3) years to dissolve a corporation, and during that time it is highly unlikely that there will be a public market for our stock.

WE WERE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

    As of July 9, 2002, our common stock trades on the Over the Counter Bulletin Board and Pink Sheets. These are generally considered less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE

    At the present time, our stock price is trading at a substantial discount to our net cash value per share. If we were to announce a substantial distribution of proceeds from the Asset Sale, our stock could fluctuate suddenly and widely depending on the amount and timing of such distribution and the amount of funds retained by the Company for the payment of claims. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs to our stockholders and a diversion of our management's attention and resources.

    Additionally, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance or actions taken by the board with respect to a recommended plan of liquidation. General market price declines or market volatility in the future could adversely affect the price of the our common stock, and thus, the current market price may not be indicative of future market prices.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. O'Brien, et al., Civil Action 19478-NC). All four lawsuits, the first three of which have been consolidated, allege, among other things, that the initially proposed cash purchase price by Charter of $73.0 million was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. O'Brien, also alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate."

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

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits. These discussions covered, among other topics, financial and other changes to the terms of the Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement has been reached to settle the first three lawsuits. The settlement is embodied in a Memorandum of Understanding (the "MOU") executed by counsel to all parties to the first three lawsuits, dated as of January 10, 2002. Among other things, the MOU provides that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The settlement is subject to confirmatory discovery, final documentation and approval of the Delaware Chancery Court. We believe that the claims asserted in the fourth lawsuit, Krim
v. O'Brien, will be covered by the settlement.

    Also, on November 5, 2001, the Company, our Chief Financial Officer and our former President, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages. With respect to allegations against the Company, our Chief Financial Officer and our former President, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    We do not believe that the results of the above-noted legal proceedings will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distribution of proceeds from the Asset Sale.

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

    (c) On February 28, 2002, the Company purchased 20,222,139 shares of Its common stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of common stock from Vulcan. The board of directors approved the cancellation of these shares in March, 2002, and they were officially retired in June, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: August 14, 2002                     By /s/ George E. Willett
      ---------------                        ----------------------------------
                                          George E. Willett
                                          President and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 99.1           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002