Form 10-Q
period 2002-09-30
HIGH SPEED ACCESS CORP
filed 2002-11-13
CIK 1075244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of October 31, 2002...40,294,783

                                                  INDEX

                                                                                           PAGE
   PART I - FINANCIAL INFORMATION
      Item 1 - Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of September 30, 2002 and
           December 31, 2001                                                                  3
           Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 2002 and 2001                                           4
           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2002 and 2001                                      5
           Notes to Condensed Consolidated Financial Statements                               6
      Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             12
      Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    23
      Item 4 - Controls and Procedures                                                       23
   PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings                                                             23
      Item 2 - Changes in Securities and Use of Proceeds                                     24
      Item 3 - Defaults upon Senior Securities                                               24
      Item 4 - Submission of Matters to a Vote of Security Holders                           24
      Item 5 - Other Information                                                             24
      Item 6 - Exhibits and Reports on Form 8-K                                              24
      Signatures                                                                             25

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2002               2001
                                                                                    ---------------    ---------------
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                     $        64,346    $        11,714
      Short-term investments                                                                  1,224              6,067
      Restricted cash                                                                            --              1,654
      Accounts receivable, net of allowance for doubtful accounts of $584
         at December 31, 2001                                                                    --              7,080
      Charter holdback                                                                        2,000                 --
      Prepaid expenses and other current assets                                                 230              7,124
                                                                                    ---------------    ---------------
             Total current assets                                                            67,800             33,639
Property, equipment and improvements, net                                                        --             25,673
Deferred distribution agreement costs, net                                                       --              8,439
Other non-current assets                                                                         --              4,917
                                                                                    ---------------    ---------------
             Total assets                                                           $        67,800    $        72,668
                                                                                    ===============    ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $            81    $         2,962
      Accrued compensation and related expenses                                               1,110              5,409
      Other current liabilities                                                               2,301              9,687
      Long-term debt, current portion                                                            --              2,201
      Capital lease obligations, current portion                                                 --              7,317
                                                                                    ---------------    ---------------
             Total current liabilities                                                        3,492             27,576
Long-term debt                                                                                   --                100
Capital lease obligations                                                                        --              2,759
                                                                                    ---------------    ---------------
             Total liabilities                                                                3,492             30,435
                                                                                    ---------------    ---------------
Commitments and contingencies
Stockholders' equity:
      Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized; 75,000
           shares issued and outstanding at December 31, 2001                                    --                  1
      Common stock, $.01 par value, 400,000,000 shares authorized; 40,294,783 and
           60,394,835 shares issued and outstanding at September 30, 2002 and
           December 31, 2001, respectively                                                      403                604
      Class A common stock, 100,000,000 shares authorized, none issued
           and outstanding                                                                       --                 --
      Additional paid-in capital                                                            734,269            742,144
      Deferred compensation                                                                     (66)            (1,763)
      Accumulated deficit                                                                  (670,298)          (698,791)
      Accumulated other comprehensive income                                                     --                 38
                                                                                    ---------------    ---------------
             Total stockholders' equity                                                      64,308             42,233
                                                                                    ---------------    ---------------
             Total liabilities and stockholders' equity                             $        67,800    $        72,668
                                                                                    ===============    ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   ----------------------------    ----------------------------
                                                                       2002            2001            2002            2001
                                                                   ------------    ------------    ------------    ------------
General and administrative operating expenses:
  General and administrative expenses                              $        509    $      1,234    $      4,461    $      4,280
  Non-cash compensation expense from restricted stock                        12             214           1,673             431
                                                                   ------------    ------------    ------------    ------------
  Total general and administrative operating expenses                       521           1,448           6,134           4,711
                                                                   ------------    ------------    ------------    ------------
  Loss from continuing operations before other income
    (expense), discontinued operations and extraordinary item              (521)         (1,448)         (6,134)         (4,711)
Investment income                                                           328             536             852           2,835
Interest expense                                                             --            (551)           (226)         (1,778)
                                                                   ------------    ------------    ------------    ------------
  Loss from continuing operations before discontinued
    operations and extraordinary item                                      (193)         (1,463)         (5,508)         (3,654)
Discontinued operations:
  Loss from discontinued operations, net                                     --         (49,828)         (4,217)       (115,036)
  Gain on sale of operations to Charter                                      --              --          40,259              --
Extraordinary item:
  Loss on early extinguishment of debt and capital lease
    obligations                                                              --              --          (2,041)             --
                                                                   ------------    ------------    ------------    ------------
Net income (loss)                                                  $       (193)   $    (51,291)   $     28,493    $   (118,690)
                                                                   ============    ============    ============    ============
Basic and diluted net income (loss) per share:
  Loss from continuing operations                                  $      (0.01)   $      (0.02)   $      (0.13)   $      (0.06)
  Loss from discontinued operations                                          --           (0.85)          (0.10)          (1.96)
  Gain on sale of operations to Charter                                      --              --            0.92              --
  Loss on early extinguishment of debt and capital lease
    obligations                                                              --              --           (0.04)             --
                                                                   ------------    ------------    ------------    ------------
  Net income (loss)                                                $      (0.01)   $      (0.87)   $       0.65    $      (2.02)
                                                                   ============    ============    ============    ============
Weighted average shares used in computation of basic and
  diluted net income (loss) per share                                40,208,580      58,811,036      43,938,876      58,755,437

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               2002         2001
                                                                                             ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                                                            $  28,493    $(118,690)
     Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                                  4,217      115,036
         Gain on sale of operations to Charter                                                 (40,259)          --
         Loss on early extinguishment of debt and capital lease obligations                      2,041           --
         Non-cash compensation expense from restricted stock                                     1,673          431
         Changes in operating assets and liabilities excluding the effect of dispositions:
             Prepaid expenses                                                                     (206)        (109)
             Accrued compensation and related expenses                                              74           67
                                                                                             ---------    ---------
Net cash used in operating activities of continuing operations                                  (3,967)      (3,265)
Net cash used in operating activities of discontinued operations                                (8,936)     (69,481)
                                                                                             ---------    ---------
Net cash used in operating activities                                                          (12,903)     (72,746)
                                                                                             ---------    ---------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                       (67,324)     (40,740)
     Sales and maturities of short-term investments                                             72,129       31,411
                                                                                             ---------    ---------
Net cash provided by (used in) investing activities of continuing operations                     4,805       (9,329)
Net cash provided by (used in) investing activities of discontinued operations                  76,160      (12,870)
                                                                                             ---------    ---------
Net cash provided by (used in) investing activities                                             80,965      (22,199)
                                                                                             ---------    ---------
FINANCING ACTIVITIES
     Repurchase of common stock                                                                 (4,449)          --
     Proceeds from exercise of stock options                                                        36           --
                                                                                             ---------    ---------
Net cash used in financing activities of continuing operations                                  (4,413)          --
Net cash used in financing activities of discontinued operations                               (11,017)      (7,770)
                                                                                             ---------    ---------
Net cash used in financing activities                                                          (15,430)      (7,770)
                                                                                             ---------    ---------
Net change in cash and cash equivalents from continuing operations                              (3,575)     (12,594)
Net change in cash and cash equivalents from discontinued operations                            56,207      (90,121)
                                                                                             ---------    ---------
Net change in cash and cash equivalents                                                         52,632     (102,715)
Cash and cash equivalents, beginning of period                                                  11,714      114,847
                                                                                             ---------    ---------
Cash and cash equivalents, end of period                                                     $  64,346    $  12,132
                                                                                             =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired under capital leases                                                              $     351
     Property and equipment purchases payable                                                             $   1,401
     Warrants earned in connection with distribution agreements                                           $   2,621
     Issuance of common stock in connection with distribution agreement                                   $     375
     Issuance of common stock in connection with restricted stock grants                                  $   1,853
     Issuance of common stock in connection with employer match for 401(k) Plan                           $      97

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

    The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

RECLASSIFICATION

    The condensed consolidated statement of operations for the three and nine months ended September 30, 2001, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2001, have been reclassified for the effects of the discontinued operations of the Company's high speed Internet access and related services and international Internet Service Provider ("ISP") infrastructure services business segments.

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

    Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment to us of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of common stock. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002. The remaining $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, is payable to us on or about February 28, 2003. We currently believe most of this amount will ultimately be released to us in accordance with the Asset Purchase Agreement.


    The Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):

      Cash purchase price per the Asset Purchase Agreement......    $   81.1
                                                                    --------
         Adjustments:
         Current assets acquired by Charter, as adjusted per
            the Asset Purchase Agreement........................         4.5
         Capital leases, debt and other liabilities assumed
            or paid by Charter..................................       (12.7)
         Indemnity holdbacks....................................        (3.4)
                                                                    --------
               Total adjustments................................       (11.6)
                                                                    --------
         Net cash proceeds from sale to Charter.................    $   69.5
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

o The Company paid $2.2 million to retire all outstanding long-term debt and $8.1 million to pay-off substantially all of the Company's remaining capital lease obligations. In connection with these payments, the Company recorded a loss on the early extinguishment of debt and capital lease obligations of $2.0 million during the first quarter of 2002.

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

    The Company recorded a gain on the Asset Sale to Charter of $40.3 million during the first quarter of 2002. The components of the gain are as follows (in millions):

          Net cash proceeds from sale to Charter......     $   69.5
          Fair value of preferred stock...............          3.7
          Liabilities assumed by Charter..............         14.4
          Book value of assets acquired by Charter....        (44.3)
          Indemnity holdbacks.........................          3.4
          Transaction expenses........................         (6.4)
                                                           --------
          Gain on Asset Sale..........................     $   40.3
                                                           ========

    Also on February 28, 2002, the Company purchased 20,222,139 shares of our common stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of common stock from Vulcan. The Board of Directors approved the cancellation of these shares in March, 2002 and they were officially retired in September, 2002. Following the consummation of the Asset Sale and the purchase of common stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, the Company is no longer affiliated with Vulcan, Charter, or any of their respective affiliates.

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

INTERNATIONAL ISP INFRASTRUCTURE SERVICES

    On December 31, 2001, the Company terminated its agreement with Kabel Nordrhein-Westfalen GmbH & Co. KG ("KNRW") in Germany for the provision of international ISP infrastructure services. In connection with the discontinuance of the international ISP services business segment, we incurred a one-time charge of $0.6 million in the fourth quarter 2001 for the accrual of estimated losses during the phase-out period, including personnel, travel, and facility costs. The results of this operation have been classified as discontinued and prior periods have been restated.

NOTE 3 - STOCKHOLDERS' EQUITY

Activity in stockholders' equity for the nine months ended September 30, 2002 was as follows (in thousands except share amounts):

                                PREFERRED  STOCK          COMMON STOCK
                              -------------------    ----------------------     PAID-IN       DEFERRED     ACCUMULATED
                              SHARES       AMOUNT    SHARES          AMOUNT     CAPITAL     COMPENSATION     DEFICIT
 Balance at December 31,
   2001                        75,000        $ 1      60,394,835      $ 604     $742,144      $(1,763)      $(698,791)
 Amortization of deferred
   compensation                                                                                 1,697
 Exercise of stock
   options                                               122,087          1           35
 Purchase of treasury
   stock
 Retirement of
   treasury stock                                    (20,222,139)      (202)      (4,247)
 Retirement of
   preferred Stock            (75,000)        (1)                                 (3,663)
 Net unrealized loss on
   Investments
 Net income                                                                                                    28,493
                              -------        ---     -----------      -----     --------      -------       ---------
 Balance at September 30,
   2002                            --        $--      40,294,783      $ 403     $734,269      $   (66)      $(670,298)
                              =======        ===     ===========      =====     ========      =======       =========
                                 TREASURY STOCK           OTHER
                             ----------------------   COMPREHENSIVE     STOCKHOLDERS'
                               SHARES      AMOUNT        INCOME            EQUITY
 Balance at December 31,
   2001                              --   $    --        $   38          $   42,233
 Amortization of deferred
   compensation                                                               1,697
 Exercise of stock
   options                                                                       36
 Purchase of treasury
   stock                     20,222,139    (4,449)                           (4,449)
 Retirement of
   treasury stock           (20,222,139)    4,449                                --
 Retirement of
   preferred Stock                                                           (3,664)
 Net unrealized loss on
   Investments                                              (38)                (38)
 Net income                                                                  28,493
                            -----------   -------        ------          ----------
 Balance at September 30,
   2002                              --   $    --        $   --          $   64,308
                            ===========   =======        ======          ==========

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), comprised of net income (loss) and net unrealized holding gains and losses on investments, totaled $(0.2) million and $(51.3) million for the three months ended September 30, 2002 and 2001, respectively, and $28.5 million and $(118.8) million for the nine months ended September 30, 2002 and 2001, respectively.

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

    Basic and diluted net loss per share for the three months ended September 30, 2002 and 2001, were $(0.01) and $(0.87) based on weighted average shares outstanding of 40,208,580 and 58,811,036, respectively. For the nine months ended September 30, 2002 and 2001, basic and diluted net income (loss) per share were $0.65 and $(2.02) based on weighted average shares outstanding of 43,938,876 and 58,755,437, respectively. Diluted net income (loss) per share equals basic net income (loss) per share because the assumed exercise of the Company's stock options and the vesting of restricted stock is anti-dilutive to the loss from continuing operations per share. Stock options and warrants to purchase 2,873,996 and 10,874,224 shares of our common stock at September 30, 2002 and 2001, respectively, were excluded from the calculation of diluted net income (loss) per share as they were anti-dilutive.

NOTE 5 - OTHER CURRENT LIABILITIES

    The components of other current liabilities at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        2002                2001
                                                    -------------       ----------
        International operations..................     $    345           $  1,563
        Other taxes...............................          260                780
        Payable to cable partners.................           --              2,045
        Lease and circuit termination expenses....          399              2,478
        Litigation................................          168              1,516
        Other.....................................        1,129              1,305
                                                       --------           --------
                                                       $  2,301           $  9,687
                                                       ========           ========

    During the three months ended June 30, 2002, the Company paid to the former stockholders of Digital Chainsaw, a company we acquired in August, 2000, and subsequently sold the assets of in 2001, $1.5 million to settle their potential claims against us. Of this amount, $1.25 million was expensed during the three months ended December 31, 2001, and $0.25 million was expensed during the three months ended March 31, 2002. This payment covered the claims of substantially all of the former Digital Chainsaw stockholders. Additionally, the Company expensed and paid an additional $0.2 million in litigation settlement costs during the three months ended June 30, 2002. Included in Other Current Liabilities at September 30, 2002, was $166,500 to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of the pending Delaware Class Action Lawsuit settlement discussed below.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    The Delaware Class Action Lawsuits. The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which allege breach of fiduciary duty by the individual defendants and Charter, have been consolidated. The complaints in the first three lawsuits (with the Denault complaint the operative complaint in the Consolidated Action) allege, among other things, that the cash purchase price initially proposed by Charter, $73.0 million, was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. Allen, alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate," and that Charter and Paul Allen acted in a manner calculated to benefit themselves at the expense of HSA's public shareholders.

    The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. Allen) injunctive relief preventing the Company from consummating the Asset Sale. All four lawsuits seek to rescind the transaction and seek unspecified monetary damages.

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits concerning, among other topics, financial and other changes to the terms of the draft Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement was reached to settle the first three lawsuits subject to the completion of confirmatory discovery. The tentative settlement is embodied in a Memorandum of Understanding (the "MOU"), dated as of January 10, 2002, executed by counsel to all parties to the first three lawsuits,. The MOU provides, among other things, that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. At September 30, 2002, the Company had $166,500 accrued for its proportional share of these fees and expenses.

    Confirmatory discovery now has been completed. The settlement is subject to final documentation and approval of the Delaware Chancery Court following notice to class members. The claims asserted in the fourth lawsuit, Krim v. Allen, will be covered by the settlement if it is ultimately approved by the Court.

    The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The allegations against Messrs. Willett and Pitcock were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. With respect to allegations against the Company, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    We do not believe that the results of the above-noted legal proceedings will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distribution of proceeds from the Asset Sale.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 (SFAS 146), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

    In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal's Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods presented that do not meet the criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

NOTE 8 - SUBSEQUENT EVENT

    On October 21, 2002, the Company filed a Definitive Proxy with the Securities and Exchange Commission announcing its annual meeting of stockholders to be held November 27, 2002. At the annual meeting, stockholders of record on October 21, 2002 will be asked, among other items, to approve a Plan of Liquidation and Dissolution (the "Plan") as recommended by the Company's Board of Directors. If the Plan is approved, we intend to pay or provide for our remaining obligations, liquidate our remaining assets, continue winding up the Company's affairs and make periodic cash distributions to our stockholders. We expect to make an initial cash distribution of between $1.35 per share and $1.40 per share to our stockholders in March 2003 (the "Initial Distribution"). Subsequent to this Initial Distribution, we expect to distribute any remaining available cash proceeds, minus appropriate reserves for liabilities, to our stockholders within 12 months of the date of the adoption of the Plan. We expect to make a final liquidating distribution of any reserves not paid out to creditors during the dissolution process to our stockholders three (3) years after the date of adoption of the Plan and we complete the wind up of our affairs. We estimate that the total aggregate amount of cash distributions made subsequent to the Initial Distribution will be from $0.01 to $0.15 per share (in the case of a $1.40 per share Initial Distribution) OR from $0.06 to $0.20 per share (in the case of a $1.35 per share Initial Distribution).

    At September 30, 2002, the Company has not adopted a liquidation basis of accounting. The Company will adopt liquidation accounting as of the date on which shareholder approval of the liquidation and dissolution is obtained. At such time, we will record a Contingency Reserve in our financial statements as required under Delaware law. We currently estimate that the Contingency Reserve will range between $0.5 million to $6.0 million. However, we cannot assure you that the Contingency Reserve we will establish will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation. Additionally, under the liquidation basis of accounting, we will adjust our individual assets and liabilities to their estimated net realizable values, which may result in either a net write-up or write-down of our equity.

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

    Also on February 28, 2002, we purchased 20,222,139 shares of our common stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of our common stock from Vulcan. The Board of Directors approved the cancellation of these shares in March, 2002 and they were officially retired in June, 2002. Following the consummation of the Asset Sale and the purchase of our common stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, we are no longer affiliated with Vulcan, Charter, or any of their respective affiliates.

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

    On October 21, 2002, the Company filed a Definitive Proxy with the Securities and Exchange Commission announcing its annual meeting of stockholders to be held November 27, 2002. At the annual meeting, stockholders of record on October 21, 2002 will be asked, among other items, to approve a Plan of Liquidation and Dissolution (the "Plan") as recommended by the Company's Board of Directors. Certain material features of the Plan are summarized below; these summaries are not complete and are subject in all respects to the provisions of, and are qualified in their entirety by reference to, the Plan. The Plan is subject to uncertainties and risks discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Definitive Proxy on Form 14A filed on October 21, 2002.

    If the Plan is approved, we intend to pay or provide for our remaining obligations, liquidate our remaining assets, continue winding up the Company's affairs and make periodic cash distributions to our stockholders. We expect to make an initial cash distribution of between $1.35 per share and $1.40 per share to our stockholders in March 2003 (the "Initial Distribution"). Subsequent to this Initial Distribution, we expect to distribute any remaining available cash proceeds, minus appropriate reserves for liabilities, to our stockholders within 12 months of the date of the adoption of the Plan. We expect to make a final liquidating distribution of any reserves not paid out to creditors during the dissolution process to our stockholders three (3) years after the date of adoption of the Plan and we complete the wind up of our affairs. We estimate that the total aggregate amount of cash distributions made subsequent to the Initial Distribution will be from $0.01 to $0.15 per share (in the case of a $1.40 per share Initial Distribution) OR from $0.06 to $0.20 per share (in the case of a $1.35 per share Initial Distribution). For further information on the proposed Plan, see "Liquidation Analysis and Estimates" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

    The Company is not soliciting the vote of any of its stockholders with respect to the Plan pursuant to this Quarterly Report on Form 10-Q.

    Our expenses during the wind up phase of the Company consist of the following:

     o General and administrative expenses, which consist primarily of salaries for, and overhead costs associated with, our remaining employees, legal and accounting fees, rent, miscellaneous office expenses, insurance and severance benefits;

     o Non-cash compensation expense from restricted stock, which consists of the value of restricted stock issued to employees amortized over the vesting period; and

     o Liquidation transaction costs, which will consist primarily of legal, printing, insurance, trustee fees, other professional fees and miscellaneous costs associated with the proposed liquidation discussed above.

    At September 30, 2002, the Company has not adopted a liquidation basis of accounting. The Company will adopt liquidation accounting as of the date on which shareholder approval of the liquidation and dissolution is obtained. At such time, we will record a Contingency Reserve in our financial statements as required under Delaware law. We currently estimate that the Contingency Reserve will range between $0.5 million to $6.0 million. However, we cannot assure you that the Contingency Reserve we will establish will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation. Additionally, under the liquidation basis of accounting, we will adjust our individual assets and liabilities to their estimated net realizable values, which may result in either a new write-up or write-down of our equity.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 2002 and 2001 were $0.5 million and $1.2 million, respectively, a decrease of $0.7 million. The decrease in general and administrative expenses for the three months ended September 30, 2002, was primarily a result of a decrease in personnel costs to administer the accounting and finance functions, as well as other wind up personnel, and lower outside services including legal fees, partially offset by a charge of $170,000 related to severance obligations for our former General Counsel. General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $4.5 million and $4.3 million, respectively, an increase of $0.2 million. The increase in general and administrative expenses for the nine months ended September 30, 2002, resulted primarily from $2.0 million in severance and severance-related costs associated with the termination of certain employees, including our former President and Chief Executive Officer and our former Chief Operating Officer, and $0.2 in legal settlement expenses, offset by a decrease in personnel costs to administer the accounting and finance functions, as well as other wind-down personnel, and lower outside services including legal fees.

    NON-CASH COMPENSATION EXPENSE FROM RESTRICTED STOCK. Non-cash compensation expense from restricted stock for the three months ended September 30, 2002 and 2001 were $12,000 and $0.2 million, respectively, an decrease of $0.2 million. Non-cash compensation expense from restricted stock for the nine months ended September 30, 2002 and 2001 were $1.7 million and $0.4 million, respectively, an increase of $1.3 million. This expense represents the fair market value of the restricted stock at the time of grant amortized over the vesting period. The decrease in the expense for the three months ended September 30, 2002, was the result of the immediate vesting of restricted stock grants upon the termination of our former President and Chief Executive Officer and our former Chief Operating Officer on April 30, 2002. A charge of $1.3 million was recorded during the second quarter of 2002 relating to this accelerated vesting thereby lowering the expense in subsequent quarters.

    NET INVESTMENT INCOME. Net investment income represents interest earned on cash, cash equivalents and short-term investments, offset by interest expense associated with debt and capital lease obligations. Net investment income (expense) for the three months ended September 30, 2002 and 2001 was $0.3 million and $(15,000), respectively, an increase of $0.3 million. This increase is primarily the result of having no outstanding debt or capital leases during the period and therefore no interest expense. Net investment income for the nine months ended September 30, 2002 and 2001 was $0.6 million and $1.1 million, respectively, a decrease of $0.5 million. The decrease in investment income for the nine months ended September 30, 2002 is the result of lower average investment balances and lower interest rates during 2002. Offsetting the reduction in investment income was a reduction in interest expense resulting from the payoff of long-term debt and capital lease obligations during the first quarter of 2002.

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

    LOSS FROM DISCONTINUED OPERATIONS, NET. There was no net loss from discontinued operations for the three months ended September 30, 2002. The net loss from discontinued operations for the three months ended September 30, 2001 was $49.8 million, including an asset impairment charge of $29.1 million, lease termination charges of $3.9 million and severance costs of $3.2 million. The net losses from discontinued operations for the nine months ended September 30, 2002 and 2001 were $4.2 million and $115.0 million, respectively, a decrease of $110.8 million. The decreases are partially the result of two months of operations in 2002, versus nine months of operations in 2001. Also, to preserve cash, we implemented a series of significant cost reduction measures throughout the second half of 2001 that had a significant impact on the operating results in the first quarter of 2002. Among these actions, we:

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, we had cash and cash equivalents of $64.3 million and short-term investments of $1.2 million, compared with $11.7 million of cash and cash equivalents and $6.1 million of short-term investments at December 31, 2001.

    Cash used in operating activities of continuing operations for the nine months ended September 30, 2002 was $4.0 million, consisting of a net loss from continuing operations of $5.5 million and changes in operating assets and liabilities of $0.1 million, offset by non-cash compensation expense from restricted stock of $1.7 million.

    Cash used in operating activities of discontinued operations for the nine months ended September 30, 2002 was $8.9 million, which consisted of the following (in millions):

          Loss from discontinued operations                                       $  (4.2)
          Depreciation and amortization                                               2.5
          Collection of accounts receivable                                           2.1
          Payment of liabilities related to discontinued operations                 (10.7)
          Decreases in other assets                                                   1.4
                                                                                  -------
           Net cash used in operating activities of discontinued operations       $  (8.9)
                                                                                  =======

    Cash provided by investing activities of continuing operations for the nine months ended September 30, 2002 was $4.8 million, the result of sales and maturities of short-term investments of $67.3 million, offset by purchases of short-term investments of $72.1 million.

    Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2002 was $76.2 million, primarily the result of cash proceeds from the Charter transaction of $76.6 million, calculated as follows:

            Net cash proceeds from sale to Charter.......     $  69.5
            Capital leases assumed by Charter............         2.1
            Capital leases paid by Charter included in
                 financing activities of discontinued
                 operations..............................         7.0
            Indemnity holdback received..................         1.4
            Transaction expenses.........................        (3.4)
                                                              -------
            Net cash proceeds included in investing
                 activities of discontinued operations...     $  76.6
                                                              =======

    Cash used in financing activities of continuing operations for the nine months ended September 30, 2002 was $4.4 million, primarily the result of the repurchase of 20,222,139 shares of our common stock from Vulcan on February 28, 2002.

    Cash used in financing activities of discontinued operations for the nine months ended September 30, 2002 was $11.0 million, calculated as follows:

        Capital leases paid by Charter                                         $   7.0
        Other early extinguishment capital leases payments                         1.1
        Scheduled capital leases payments                                          0.5
        Early extinguishment debt payments                                         2.2
        Scheduled debt payments                                                    0.2
                                                                               -------
        Net cash used in financing activities of discontinued operations       $  11.0
                                                                               =======

    EFFECTS OF THE ASSET SALE. As discussed above, the Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):

            Cash purchase price per the Asset Purchase Agreement........     $   81.1
                                                                             --------
                  Adjustments:
                  Current assets acquired by Charter, as adjusted per
                    the Asset Purchase Agreement........................          4.5
                  Capital leases, debt and other liabilities assumed or
                    paid by Charter.....................................        (12.7)
                  Indemnity holdbacks...................................         (3.4)
                                                                             --------
                          Total adjustments.............................        (11.6)
                                                                             --------
                  Net cash proceeds from sale to Charter................     $   69.5
                                                                             ========

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

    LIQUIDATION ANALYSIS AND ESTIMATES. If a plan of liquidation and dissolution is approved, we intend to pay or provide for our remaining obligations, liquidate our remaining assets, continue winding up the Company's affairs and make periodic cash distributions to our stockholders. In the table below, we have set forth the balances of our cash and liabilities as of September 30, 2002, and our current estimated range of the following:

     o the Company's projected quarterly net losses, excluding liquidation transaction costs, through March 31, 2003;

     o    the Company's liquidation transaction costs;

     o    the expected receipt of the Charter holdback; and

     o    the Contingency Reserve as discussed below.

WE EMPHASIZE THAT THESE ARE MERELY ESTIMATES. We cannot assure you that we will be able to settle all of our liabilities and resolve our outstanding litigation at the indicated values or within the indicated range or collect all of the Charter holdback.

                                                                                                       RANGE
                                                                                         -------------------------------
                                                                                              LOW             HIGH
                                                                                         --------------   --------------
                                                                                                  (IN THOUSANDS)
                                                                                               EXCEPT PER SHARE DATA
                                                                                         -------------------------------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AS OF
SEPTEMBER 30, 2002:
Cash and cash equivalents(1)                                                             $       64,346   $       64,346
Short-term investments(1)                                                                         1,224            1,224
                                                                                         --------------   --------------
    Total cash, cash equivalents and short-term investments
    as of September 30, 2002                                                                     65,570           65,570
                                                                                         --------------   --------------
LIABILITIES AS OF SEPTEMBER 30, 2002:
Accounts payable(1)                                                                                  81               81
Accrued compensation and related expenses(1)                                                      1,110            1,110
Other current liabilities(1)                                                                      2,301            2,301
                                                                                         --------------   --------------
    Total liabilities as of September 30, 2002                                                    3,492            3,492
                                                                                         --------------   --------------
Cash, cash equivalents and short-term investments in excess of total
liabilities as of September 30, 2002                                                             62,078           62,078
                                                                                         --------------   --------------
Projected net losses, excluding liquidation transaction costs, for the quarters ending(2):
   December 31, 2002                                                                               (150)             (25)
   March 31, 2003                                                                                  (150)             (25)
Estimated obligations pursuant to severance terms of a Management Contract(3)                      (200)            (200)
Liquidation transaction costs(4)                                                                   (900)            (700)
Charter holdback(5)                                                                               2,000            2,000
Contingency Reserves(6)                                                                          (6,000)            (500)
Estimated proceeds from the exercise of stock options(7)                                             77               --
                                                                                         --------------   --------------
Projected cash available for distribution to stockholders                                $       56,755   $       62,628
                                                                                         ==============   ==============
Shares of common stock outstanding as of October 31, 2002(7)                                 40,294,783       40,294,783
Estimated additional shares issued upon exercise of stock
Options                                                                                          98,947               --
                                                                                         --------------   --------------
Total estimated fully-diluted shares of outstanding common
Stock                                                                                        40,393,730       40,294,783
                                                                                         ==============   ==============
Projected liquidation value per share(8)                                                 $         1.41   $         1.55
                                                                                         ==============   ==============

     (1) Amounts per the unaudited September 30, 2002 financial statements included herein.

     (2) We expect that before any cash distribution to stockholders and any liquidation administrative costs, our projected net loss after September 30, 2002, exclusive of any unforeseen or unusual items, will not exceed $50,000 per month. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining two (2) employees, legal and accounting fees, rent, miscellaneous office expenses and insurance. We expect to partially fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale, but such interest income alone generated by the proceeds of the Asset Sale will not be adequate to fully offset these continuing general and administrative costs, especially after we make the expected Initial Distribution.

     (3) Consists of estimated aggregate severance benefits to which our President and Chief Financial Officer is entitled under his existing employment agreement if his employment is terminated.

     (4) Consists of estimated legal, printing, insurance, trustee fees, other professional fees and miscellaneous costs associated with the proposed liquidation.

     (5) Amount represents the potential indemnity claims that Charter held back under the Asset Purchase Agreement, most of which we currently believe will ultimately be released to us in accordance with the Asset Purchase Agreement.

     (6) A Contingency Reserve has not been recorded in our September 30, 2002 financial statements. If the stockholders approve the Plan, we will adopt a liquidation basis of accounting. At such time, we will record the Contingency Reserve in our financial statements as required under Delaware law. Under the liquidation basis of accounting, we will also make adjustments to our individual assets and liabilities to their estimated net realizable values that may result in either a net write-up or write-down of our equity. We currently estimate that the Contingency Reserve will range between $0.5 million to $6.0 million. However, we cannot assure you that the Contingency Reserve we will establish will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation.

     (7) The Company currently has 98,947 outstanding and exercisable stock options with a strike price of less than $1.28 per share, the closing price of a share of our common stock on October 31, 2002. For purposes of calculating the "Low" range of the "Projected liquidation value per share," we have assumed that all of these options will be exercised and the estimated cash proceeds of $77,000 are paid to the Company, even though their financial impact is not material to the "Projected liquidation value per share."

          In addition, there are 334,081 outstanding and exercisable stock options with a strike price of $1.30 or $1.38 per share (the average is $1.31 per share) which are excluded from the "Projected liquidation per share value." We do not know and cannot predict whether any or all of these options will be exercised, and in any event do not expect their exercise to impact materially the "Projected liquidation value per share."

          All other outstanding stock options have a strike price in excess of the "High" range of the "Projected liquidation value per share."

     (8) The "Low" range estimate of $1.41 per share has increased by $.01 per share from that previously estimated by management due to lower than expected losses during the quarter ended September 30, 2002, and cash proceeds from the sale of fixed assets.

The actual amount of cash available for distribution to stockholders and the liquidation value per share may vary depending on various factors, including but not limited to, final payout amounts on known, unknown and contingent liabilities and the level of cash used in our operations. We cannot assure you that our projected liquidation value per share of approximately $1.41 to $1.55 will be reflected in the trading price of our common stock or will be received as a cash distribution.

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

    INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist of investments in interest-bearing money market accounts with financial institutions.

    Short-term investments are classified as available-for-sale and, as a result, are stated at fair value. Short-term investments at September 30, 2002 are comprised solely of certificates of deposit. We record changes in the fair market value of securities held for short-term investment as an equal adjustment to the carrying value of the security and stockholders' equity.

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

    LEGAL PROCEEDINGS. The Delaware Class Action Lawsuits. The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which allege breach of fiduciary duty by the individual defendants and Charter, have been consolidated. The complaints in the first three lawsuits (with the Denault complaint the operative complaint in the Consolidated Action) allege, among other things, that the cash purchase price initially proposed by Charter, $73.0 million, was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. Allen, alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate," and that Charter and Paul Allen acted in a manner calculated to benefit themselves at the expense of HSA's public shareholders.

    The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. Allen) injunctive relief preventing the Company from consummating the Asset Sale. All four lawsuits seek to rescind the transaction and seek unspecified monetary damages.

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits concerning, among other topics, financial and other changes to the terms of the draft Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement was reached to settle the first three lawsuits subject to the completion of confirmatory discovery. The tentative settlement is embodied in a Memorandum of Understanding (the "MOU"), dated as of January 10, 2002, executed by counsel to all parties to the first three lawsuits,. The MOU provides, among other things, that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. At September 30, 2002, the Company had $166,500 accrued for its proportional share of these fees and expenses.

    Confirmatory discovery now has been completed. The settlement is subject to final documentation and approval of the Delaware Chancery Court following notice to class members. The claims asserted in the fourth lawsuit, Krim v. Allen, will be covered by the settlement if it is ultimately approved by the Court.

    The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The allegations against Messrs. Willett and Pitcock were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. With respect to allegations against the Company, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    We do not believe that the results of the above-noted legal proceedings will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distribution of proceeds from the Asset Sale.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 (SFAS 146), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

    In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal's Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods presented that do not meet the criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

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

RISKS RELATED TO OUR WIND DOWN ACTIVITIES AND OUR PROPOSED LIQUIDATION AND DISSOLUTION

WE EXPECT TO CONTINUE TO SPEND THE PROCEEDS OF THE ASSET SALE WHILE WE SEEK SHAREHOLDER APPROVAL FOR A PLAN OF LIQUIDATION AND DISSOLUTION

    We expect to incur a net loss of approximately $25,000 to $150,000 for the quarter ending December 31, 2002. We expect that before any cash distribution to stockholders and any liquidation administrative cost, after October 1, 2002, our normal net loss, exclusive of any unforeseen or unusual items, including severance charges, will not exceed $50,000 per month. These losses will be incurred in connection with the continued employment of, and overhead costs associated with, our remaining employees, fees for professional services and insurance. We expect to partially fund these losses from the proceeds of, and interest income earned on the proceeds of, the Asset Sale, but such interest income alone generated by the proceeds of the Asset Sale will not be adequate to fully offset these continuing overhead costs. To the extent we are unable to or are delayed in obtaining stockholder approval of a plan of liquidation and dissolution, we will likely continue to incur these losses and our net cash value, and any amounts available for distribution to stockholders, will decrease.

ALTHOUGH WE INTEND TO MAKE A DISTRIBUTION TO STOCKHOLDERS, WE HAVE NOT DETERMINED THE EXACT AMOUNT OR TIMING OF THE LIQUIDATION DISTRIBUTION

    The methods the Board and management used to estimate the value of our net assets do not result in an exact determination of value nor are they intended to indicate definitively the amount of cash you will receive in liquidation. We cannot assure you that the amount you will receive in liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future. Any distributions to you may be reduced by additional liabilities we may incur and the ultimate settlement amounts of our liabilities.

    The expected distribution of our cash to stockholders, including the anticipated initial cash distribution of between $1.35 and $1.40 per share (the "Initial Distribution") in March 2003, may be delayed from the timing we discussed in the proxy statement for any number of reasons. These reasons include the following:

    1. It may take us longer than we anticipate to settle or finally resolve our outstanding litigation. We do not intend to make the Initial Distribution until the Delaware Class Action Suits (see "Legal Proceedings") are finally settled. While we expect final settlement of those cases to occur later this year, we cannot guarantee you that they will. Moreover, we need additional time to evaluate and assess the progress of the IPO Litigation (see "Legal Proceedings") in order to more accurately gauge and reserve for our non-insured exposure, if any, in those cases.

    2. Uncertainty remains regarding our expected collection of a $2.0 million indemnity holdback due to us from Charter on February 28, 2003, minus the amount of any claims Charter asserts against us under the Asset Purchase Agreement. We are presently not aware of any claims that Charter intends to assert against us under the Asset Purchase Agreement, nor are we aware of any reason or basis upon which Charter would refuse or be unable to pay us the $2.0 million indemnity holdback when due. Nevertheless, many of our covenants, representations and warranties survived the closing of the Asset Sale and will continue in effect until February 28, 2003, and many others will not expire until several months, and in some cases, another year, after the expected collection of the $2.0 million holdback on February 28, 2003.

    3. Additionally, even though we are not aware of any such pending or threatened claims, a creditor of the Company might obtain an injunction against our making the proposed distributions to you under the Plan on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities, including those that may later be in dispute.

WE MIGHT MISCALCULATE OR FAIL TO ADEQUATELY RESERVE AN AMOUNT SUFFICIENT TO COVER OUR CONTINGENT LIABILITIES.

    Under Delaware law, the Board must establish a reserve for known and unknown liabilities expected to be incurred through completion of our liquidation (the "Contingency Reserve"), and the adequacy of that reserve will be reviewed prior to making cash distributions to you. If we fail to create an adequate Contingency Reserve for payment of our expenses and liabilities, you could be held liable for payment to the Company's creditors of your proportional share of amounts owed to creditors in excess of the Contingency Reserve. In that regard, your liability would be limited to the amounts previously received by you from us or a liquidating trust established by us. Accordingly, you could be required to return some or all distributions previously made to you. In such an event, you could receive nothing from the Company under the Plan. Moreover, you could incur a net tax cost if you paid taxes on the amounts received from us and then have to repay such amounts back to the Company's creditors. Unless you are able to get a corresponding reduction in taxes in connection with your repayment, you may end up having paid taxes on monies that you have had to return.

    A Contingency Reserve has not been recorded in our September 30, 2002 financial statements. If the stockholders approve the Plan, we will adopt a liquidation basis of accounting. At such time, we will record the Contingency Reserve in our financial statements as required under Delaware law. Under the liquidation basis of accounting, we will also make adjustments to our individual assets and liabilities to their estimated net realizable values that may result in either a net write-up or write-down of our equity. We currently estimate that the Contingency Reserve will range between $500,000 to $6,000,000 (see "Liquidation Analysis and Estimates"). However, we cannot assure you that the Contingency Reserve we will establish will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation.

    If the Plan is approved by the stockholders, a Certificate of Dissolution will be promptly filed with the State of Delaware dissolving the Company. According to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for a longer period if the Delaware Court of Chancery requires us to, for the purpose of prosecuting and defending suits against us and enabling us to dispose of our property, discharge our liabilities and distribute to our stockholders any remaining assets.

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

YOU MAY NOT BE ABLE TO BUY OR SELL SHARES OF OUR COMMON STOCK IF WE CLOSE OUR STOCK TRANSFER BOOKS.

    We have not had an operating business since February 28, 2002. If we complete our plans to liquidate and dissolve, we may close our stock transfer books at some time following the effectiveness of the filing of the Certificate of Dissolution in Delaware, after which you will no longer be able to transfer shares. At the present time, we expect to keep our stock transfer books open for some period of time after we make the Initial Distribution. Additionally, we will likely close our stock transfer books at such time as we transfer our remaining assets and liabilities to a liquidating trust, although no determination has been made yet as to when that might occur. However, if the Board determines that our continued compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") is unduly burdensome on us or otherwise inconsistent with the Plan, we may close our stock transfer books sometime prior to the Initial Distribution.

    For additional discussion of the Risks associated with the Company's proposed Plan of Dissolution and Liquidation and related cash distributions, the creation of a liquidating trust, etc., stockholders are referred to and encouraged to read in its entirety the Company's Definitive Proxy Statement on
Schedule 14A as filed with the Securities and Exchange Commission on October 21, 2002

(available at http://www.sec.gov) in connection with the Company's 2002 Annual Meeting, which is scheduled for November 27, 2002.

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

ITEM 4 - CONTROLS AND PROCEDURES

    Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The Delaware Class Action Lawsuits. The Company, our directors, certain former directors as well as Charter and Paul Allen have been named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which allege breach of fiduciary duty by the individual defendants and Charter, have been consolidated. The complaints in the first three lawsuits (with the Denault complaint the operative complaint in the Consolidated Action) allege, among other things, that the cash purchase price initially proposed by Charter, $73.0 million, was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. Allen, alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate," and that Charter and Paul Allen acted in a manner calculated to benefit themselves at the expense of HSA's public shareholders.

    The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. Allen) injunctive relief preventing the Company from consummating the Asset Sale. All four lawsuits seek to rescind the transaction and seek unspecified monetary damages.

    We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits have had discussions with attorneys representing the plaintiffs in the first three lawsuits concerning, among other topics, financial and other changes to the terms of the draft Asset Purchase Agreement that addressed the matters raised by the plaintiffs. As a result of these discussions, a tentative agreement was reached to settle the first three lawsuits subject to the completion of confirmatory discovery. The tentative settlement is embodied in a Memorandum of Understanding (the "MOU"), dated as of January 10, 2002, executed by counsel to all parties to the first three lawsuits,. The MOU provides, among other things, that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. At September 30, 2002, the Company had $166,500 accrued for its proportional share of these fees and expenses.

    Confirmatory discovery now has been completed. The settlement is subject to final documentation and approval of the Delaware Chancery Court following notice to class members. The claims asserted in the fourth lawsuit, Krim v. Allen, will be covered by the settlement if it is ultimately approved by the Court.

    The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions, alleging that our four underwriters engaged in a pattern of conduct to surreptitiously extract inflated commissions greater than those disclosed in the offering materials, among other acts of misconduct. The allegations against Messrs. Willett and Pitcock were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. With respect to allegations against the Company, we believe this lawsuit is without merit and intend to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

    We do not believe that the results of the above-noted legal proceedings will have a material adverse effect on our financial condition or cash flows. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distribution of proceeds from the Asset Sale.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) In accordance with the Asset Purchase Agreement, Vulcan and Charter tendered to the Company all 75,000 shares outstanding of Series D convertible preferred stock on February 28, 2002.

    (b) On February 28, 2002, the Company purchased 20,222,139 shares of its common stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of common stock from Vulcan. The Board of Directors approved the cancellation of these shares in March 2002, and they were officially retired in June 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    (b)  Reports on Form 8-K - None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: November 12, 2002                    By /s/ George E. Willett
      -----------------                      -----------------------------------
                                           George E. Willett
                                           President and Chief Financial Officer


I, George E. Willett, President and Chief Financial Officer of High Speed Access Corp., certify that:

     (1) I have reviewed this Quarterly Report on Form 10-Q of High Speed Access Corp. (the "Company");

     (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of
          Directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                   By /s/ George E. Willett
       -----------------                      ----------------------------------
                                           George E. Willett
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  99.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
          To Section 906 Of The Sarbanes-Oxley Act Of 2002