Form 10-K
period 2002-12-31
HIGH SPEED ACCESS CORP
filed 2003-03-19
CIK 1075244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

                     9900 CORPORATE CAMPUS DRIVE, SUITE 3000
                           LOUISVILLE, KENTUCKY 40223
                                  502-657-6340

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                 ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

On June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately 41.0 million (For purposes hereof, directors and executive officers have been deemed affiliates).

On March 4, 2003, there were 40,294,783 outstanding shares of Common Stock.

                                TABLE OF CONTENTS

                                                                                        PAGE
PART I .............................................................................      3
ITEM 1.  Business ..................................................................      3
ITEM 2.  Properties ................................................................      6
ITEM 3.  Legal Proceedings .........................................................      6
ITEM 4.  Submission of Matters to a Vote of Security Holders .......................      8

PART II ............................................................................      8
ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters .....      8
ITEM 6.  Selected Financial Data ...................................................      9
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................     10
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ................     20
ITEM 8.  Financial Statements and Supplementary Data ...............................     21
ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure ......................................................     45

PART III ...........................................................................     45
ITEM 10. Directors and Executive Officers of the Registrant ........................     45
ITEM 11. Executive Compensation ....................................................     46
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ............     48
ITEM 13. Certain Relationships and Related Transactions ............................     49
ITEM 14. Controls and Procedures ...................................................     51

PART IV ............................................................................     51
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........     51
ITEM 16  Principal Accountant Fees and Services ....................................     51

SIGNATURES .........................................................................     52

                                     PART I

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors", which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. BUSINESS

OVERVIEW

      High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) formerly provided high speed Internet access and related services to residential and commercial customers primarily via cable modems and international ISP infrastructure services.

      On August 13, 2002, our Board concluded that the liquidation of the Company was the best alternative available for maximizing stockholder value and adopted a Plan of Liquidation and Dissolution (the "Plan"). The Plan was approved by the holders of a majority of the Company's outstanding common stock on November 27, 2002. The Company is now winding up its affairs, selling any remaining non-cash assets of the Company, paying our creditors and settling any outstanding obligations, taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan.

      The Company was incorporated under the laws of the State of Delaware.

BACKGROUND AND REASONS FOR THE PLAN

      On February 28, 2002, we consummated the sale of substantially all of our assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of our stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc., CC Systems, LLC, and Charter Communications Ventures, LLC. The assets acquired by Charter pursuant to the Asset Purchase Agreement were used by us primarily in the provision of high speed Internet access to residential and commercial customers of Charter via cable modems. As a result of the Asset Sale and other actions, we do not presently own or manage any revenue-generating businesses.

      Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment to us of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of common stock. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002. The remaining $2.0 million, less any amounts used to secure or satisfy actual indemnification claims, was payable on or about February 28, 2003. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the $3.4 million purchase price and indemnification holdbacks, the Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million.

      Also on February 28, 2002, we purchased 20,222,139 shares of our common stock from Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $4.4 million, or $0.22 per share. The consummation of the Asset Sale was a condition precedent to the purchase of our common stock from Vulcan. The Board of Directors approved the cancellation of these shares in March 2002 and they were officially retired in June 2002. Following the consummation of the Asset Sale and the purchase of our common stock from Vulcan, none of Vulcan, Charter or any of their respective affiliates hold any equity interest in the Company. Accordingly, we are no longer affiliated with Vulcan, Charter, or any of their respective affiliates.

      On November 2, 2001, we announced that we had not determined what our strategic direction would be following the consummation of the Asset Sale to Charter. We disclosed that we were considering at least three (3) alternatives, namely:

- Option 1 - Make no distribution, retain all proceeds and reinvent the business (i.e., pursue select domestic business opportunities as they arise, including the possible acquisition of an existing business or the development of one or more new businesses);

- Option 2 - Make a partial distribution, retain part of the proceeds and reinvent the business; or

- Option 3 - Distribute all of the proceeds, wind up the business and dissolve.

      Following the Asset Sale to Charter on February 28, 2002, we embarked on an effort to terminate our remaining contractual obligations, settle outstanding claims and litigation against us, terminate the employment of employees whose services were no longer needed, and otherwise take steps to aggressively reduce costs and conserve cash, while reviewing alternative business strategies and acquisition opportunities.

      On August 13, 2002, our Board concluded that the liquidation of the Company was the best alternative available for maximizing stockholder value and adopted the Plan subject to stockholder approval. In reaching its decision, the Board considered a number of factors. Among the factors the Board considered were:

      (1)   the Company's lack of an operating business;

      (2)   prevailing economic and business valuation conditions;

      (3) the significant risks associated with acquiring an existing or starting a new business and the significant amount of cash that would be spent to fund our operations prior to achieving, if at all, acceptable financial results;

      (4) our inability to identify a strategic partner or combination acceptable to us;

      (5) the fact that our net assets exceeded, and for some time prior to the adoption of the Plan had exceeded, the market value of our outstanding common stock; and

      (6) the Board's belief that the distribution of our assets in accordance with the Plan will produce more value for our stockholders.

      The Plan was approved by the holders of a majority of the Company's outstanding common stock on November 27, 2002. Following the approval of the Plan by the stockholders, our activities are limited to:

- filing a Certificate of Dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;

- winding up our affairs, including the settlement of any then-outstanding issues with Charter relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan;

-     paying our creditors;

- terminating any of our remaining commercial agreements, relationships or outstanding obligations;

-     resolving our outstanding litigation;

- establishing a Contingency Reserve for payment of the Company's contingent, conditional and unmatured claims, expenses and liabilities; and

-     preparing to make distributions to our stockholders.

      On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (see Item 3, "Legal Proceedings"), and deferred release of half of the $2.0 million indemnity holdback. The Company collected $1.0 million of its indemnity holdback plus accrued interest from Charter, and will seek the release of the $1.0 million balance plus accrued interest if and at such time as Charter is dismissed as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, less actual defense costs to the extent they exceed $250,000.

      We will continue to distribute or liquidate all of our assets in a manner consistent with the Plan and such manner and upon such terms as the Board determines to be in the best interests of the stockholders.

LIQUIDATING DISTRIBUTIONS; NATURE; AMOUNT; TIMING

      Initial Distribution. The Company previously announced that it intended to make an initial cash distribution in March 2003. However, it has taken longer than we anticipated to settle and finally resolve our outstanding litigation. We will not make the Initial Distribution until the Delaware Class Action Suits (see Item 3, "Legal Proceedings") are finally settled, which we now expect to occur on May 16, 2003. While we expect final settlement of those cases to occur on May 16, 2003, we cannot guarantee that they will. Moreover, we will continue to evaluate and assess the progress of the IPO Litigation (see Item 3, "Legal Proceedings") in order to more accurately gauge and reserve for our non-insured exposure, if any, in those cases.

      Although the Board has not established a firm timetable for distributions to stockholders, subject to the uncertainties and Risk Factors described in this Form 10-K (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors"), we estimate that we will make an initial cash distribution in May 2003 of $1.40 per share to our stockholders (the "Initial Distribution") based on 40,294,783 shares of common stock outstanding as of March 4, 2003. The actual amount of the Initial Distribution as determined by our Board may be higher or lower than $1.40 per share due to various uncertainties described below.

      Periodic Additional Distributions. Subsequent to the Initial Distribution, we expect to distribute any remaining available cash proceeds, minus the amount of the Contingency Reserve, to the stockholders prior to November 27, 2003. We expect to make a final liquidating distribution to our stockholders of any Contingency Reserve not paid out to creditors during the dissolution process ending on December 4, 2005. We estimate that the total aggregate amount of the distributions made subsequent to the Initial Distribution will be $0.13 per share based on 40,294,783 shares of common stock outstanding as of March 4, 2003. Actual payments may be higher or lower than these estimates. Also, these amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

      The uncertainties affecting the timing and amounts of the estimated Initial Distribution and any subsequent Periodic Additional Distributions described above include but are not limited to (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors"):

- the exact amount, if any, we will receive upon liquidation of our remaining tangible assets net of any claims or liabilities;

- the amount of the remaining $1.0 million Charter indemnity holdback that we ultimately collect and our ability to dispose of or settle any additional claims Charter may assert against us under the Asset Purchase Agreement;

- the amount of the Contingency Reserve we determine is appropriate to assure the settlement of our contingent, conditional and unmatured claims and liabilities, and the amount of such Contingency Reserve that may not ultimately be used to pay liabilities;

- the amount of time and money required to assess and resolve outstanding and potential litigation against us, including a dismissal of Charter from the IPO Litigation;

-     the total amount of our liquidation transaction and administration costs;
      and

- any claims or potential claims that may arise before we are finally liquidated and dissolved or that management believes are likely to arise within 10 years of our dissolution.

      In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective November 27, 2002, and has valued its assets at their estimated net realizable cash values and has stated its liabilities, including costs to liquidate, at their estimated settlement amounts, all of which approximate their estimated fair values. Uncertainties as to value to be realized from the disposal of the Company's assets (other than cash), and the ultimate amount paid to settle its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses of liquidation (including salaries, payroll and local taxes, professional fees, and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. These costs will reduce the amount of assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash will be adequate to provide for the Company's obligations, liabilities, operating costs and claims (including contingent liabilities), and to make cash distributions to stockholders.

      The Company filed its Certificate of Dissolution on December 4, 2002 with the State of Delaware. Pursuant to Delaware law, the Company will continue in existence until December 4, 2005. During this period, the Company will attempt to convert its estimated remaining net assets to cash for periodic distribution to its stockholders. It is not permitted to continue the business of the Corporation as a going concern. The actual nature, amount, and timing of future distributions will be determined by the Board in its sole discretion, and will depend primarily upon the Company's ability to execute the Plan. The Company's liquidation should be concluded on or before December 4, 2005 with a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. A copy of the Plan is included as Exhibit 10.23 to this Form 10-K. Further details regarding the Plan can be found in the Company's October 25, 2002 Proxy Statement filed with the Securities and Exchange Commission.

EMPLOYEES

      We presently have only two (2) full-time employees. We will continue to pay our employees their regular salary, and, if approved by the Board based on an evaluation of all relevant factors, any bonus for which our employees are eligible, for services rendered in connection with the implementation of the Plan. See "Item 12, "Security Ownership of Certain Beneficial Owners and Management-Employment contract, termination of employment and change-in-control arrangements" for a description of the compensation arrangements for our President and Chief Financial Officer, Mr. George Willett.

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information that we file at the Commission's public reference room in Washington, D.C. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our public filings are also available to the public from commercial document retrieval services and at the Internet World Wide Web site maintained by the Commission at http://www.sec.gov. Reports, proxy statements, and other information concerning us also may be inspected at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, NW, Washington, D.C. 20006. We no longer maintain a Internet website, so no information about us is available on our former website www.hsacorp.net (http://www.hsacorp.net).

ITEM 2. PROPERTIES

      We currently lease approximately 1,000 square feet of corporate office space in Louisville, Kentucky. The lease converts to a month-to-month basis in July 2003.

      In addition, we lease approximately 3,000 square feet of space in Hunt Valley, Maryland. The office space was vacated in connection with our liquidation plan. The lease expires in May 2003.

ITEM 3. LEGAL PROCEEDINGS

      The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which allege breach of fiduciary duty by the individual defendants and Charter, have been consolidated. The complaints in the first three lawsuits (with the Denault complaint the operative complaint in the Consolidated Action) allege, among other things, that the cash purchase price initially proposed by Charter, $73.0 million, was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. Allen, alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate," and that Charter and Paul Allen acted in a manner calculated to benefit themselves at the expense of HSA's public shareholders.

      The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. Allen) injunctive relief preventing the Company from consummating the Asset Sale. All four complaints seek to rescind the transaction and seek unspecified monetary damages.

      We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits had discussions with attorneys representing the plaintiffs in the first three lawsuits concerning, among other topics, financial and other changes to the terms of the then draft Asset Purchase Agreement. As a result of these discussions, a tentative agreement was reached to settle the first three lawsuits subject to the completion of confirmatory discovery. The tentative settlement was embodied in a Memorandum of Understanding (the "MOU"), dated as of January 10, 2002, executed by counsel to all parties to the first three lawsuits. The MOU provides, among other things, that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The claims asserted in the fourth lawsuit, Krim v. Allen, will be covered by the settlement if it is ultimately approved by the Court.

      Confirmatory discovery now has been completed and final documentation of the settlement has been negotiated and executed. The settlement, however, is subject to the approval of the Delaware Chancery Court following notice to class members. The court has a hearing for April 16, 2003 to consider any objections to, and whether it should approve, the settlement. In the event the court approves the settlement and no other objection, motions or appeals are filed, the court's approval will be deemed final on May 16, 2003.

      The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. George Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

      On July 15, 2002, the Company moved to dismiss all claims against it and Messrs. Willett and Pitcock. The allegations against Messrs. Willett and Pitcock were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of
Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

      This action is being coordinated with nearly three hundred other nearly identical actions filed against other companies. Prior to the February 19, 2003 ruling on the Company's motion to dismiss, there were settlement discussions among the plaintiffs, the company defendants and their insurance carriers, which if closed would have removed the Company from the litigation without payment of any funds. However, as a result of the recent ruling, we cannot opine as to whether or when a settlement might occur.

      With respect to the allegations against the Company, we believe this lawsuit is without merit and intend to continue to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

      On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

      We do not believe that the results of either of the above-noted legal proceedings will have a material adverse effect on our net assets in liquidation. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distributions made under the Plan. The Company will not make any liquidation distributions until the Delaware Class Actions lawsuits are finally settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on November 27, 2002. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting.

(1)   To approve and adopt the Plan of Liquidation of the Company.

                                                      FOR       AGAINST      ABSTAIN    NOT VOTED
                                                  ----------    -------      -------    ----------
                                                  22,905,974    164,386      40,367     14,428,409

(2)   To elect two directors to Class III of the Company's Board of Directors.

                                                      FOR       AGAINST      ABSTAIN
                                                  ----------    -------      -------
                                                  37,042,488    221,475      104,608

(3) To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for its fiscal year ending December 31, 2002.

                                                      FOR       AGAINST      ABSTAIN
                                                  ----------    -------      -------
                                                  37,293,540     45,640       62,350

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      (a) Our common stock is currently traded on the over-the-counter bulletin board under the symbol "HSAC". Prior to July 10, 2002, our common stock traded on the National Market System of the Nasdaq Stock Market, Inc. (the "Nasdaq National Market") under the symbol "HSAC." The following table sets forth the range of the high and low sale prices by quarter for 2002 and 2001.

                 2002                                HIGH       LOW
                 ----                                ----       ---
             First Quarter                           $0.92     $0.53
             Second Quarter                          $1.19     $0.90
             Third Quarter                           $1.25     $1.13
             Fourth Quarter                          $1.32     $1.23

                 2001                                HIGH       LOW
                 ----                                ----       ---
            First Quarter                            $2.47     $0.84
            Second Quarter                           $2.19     $0.92
            Third Quarter                            $1.21     $0.15
            Fourth Quarter                           $0.72     $0.17

      As of March 4, 2003, the number of stockholders of record was 526. We have not declared or paid any cash dividends on our capital stock since our inception.

      The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount, and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon the Company's ability to convert certain remaining assets into cash and settle certain obligations. Although the liquidation is currently expected to be concluded on December 4, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors"). The Company currently intends to make an initial cash distribution of $1.40 per share to its stockholders in late May 2003 based on 40,294,783 shares of common stock outstanding as of March 4, 2003, to be followed by a subsequent liquidating distribution of $0.13 per share on or before November 27, 2003. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

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

      (d) In 2002, the Company lifted the restrictions on 1,400,000 shares of restricted stock in accordance with certain employment agreements as a result of the termination of our former President and Chief Executive Officer, our former Chief Operating Officer and our former Chief Operating Officer of HSA International Inc.

      (e) During 2002, we issued an aggregate of 122,087 shares to directors and former employees upon exercise of options to purchase our common stock, with prices ranging from $0.16 to $1.18 per share. The issuances of these securities were deemed exempt from registration under the securities act of 1933 upon Rule 701 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT SHARE, PER SHARE AMOUNTS AND OPERATING DATA)

      The following selected consolidated financial data is qualified by reference, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The statement of operations (going concern basis) data for the period January 1, 2002 through November 27, 2002 and the years ended December 31, 2001 and 2000, the net assets in liquidation data at December 31, 2002 and the balance sheet (going concern basis) data at December 31, 2001, have been derived from the audited consolidated financial statements appearing elsewhere in this Form 10-K. The statement of operations (going concern basis) data for the year ended December 31, 1999 and the period from April 3, 1998 (Inception) to December 31, 1998 and the balance sheet (going concern basis) data at December 31, 2000, 1999 and 1998 has been derived from the Company's audited consolidated financial statements not appearing herein. Effective November 27, 2002, the Company adopted the liquidation basis of accounting and as a result the selected financial data only reflects operating activities through November 27, 2002.

      We prepared the unaudited pro forma financial information (going concern basis) for the year ended December 31, 1998 by combining the historical results of the two companies we acquired, High Speed Access Network, Inc. ("HSAN") and CATV.net, Inc. ("CATV"), with our historical results. We have presented this information to give you a better picture of what our business might have looked like if we had acquired both of these companies as of January 1, 1998. Since the pro forma financial information which follows is based upon the operating results of CATV and HSAN during the period when they were not under the control of management of the Company, the information presented may not be indicative of the results which would have actually been obtained had the acquisitions occurred on January 1, 1998 nor are they indicative of future operating results.

                                               JANUARY 1,                                                   APRIL 3,
                                                 2002                                                        1998       PRO FORMA
                                                  TO                     FOR THE YEAR ENDED               (INCEPTION)    COMBINED
                                              NOVEMBER 27,                  DECEMBER 31,                      TO        YEAR ENDED
                                              ------------    -----------------------------------------   DECEMBER 31,  DECEMBER 31,
                                                  2002             2001            2000          1999        1998          1998
                                              ------------    ------------    ------------   ----------   -----------   ----------
General and administrative
 operating expenses:
     General and administrative               $      4,719    $      5,309    $      5,370   $    3,707   $     1,912   $    2,550
     Non-cash compensation expense from
       restricted stock                              1,680             672              33           --            --           --
                                              ------------    ------------    ------------   ----------   -----------   ----------
 Total general and administrative
   operating expense                                 6,399           5,981           5,403        3,707         1,912        2,550
Gain on sale of fixed assets                           (41)             --              --           --            --           --
                                              ------------    ------------    ------------   ----------   -----------   ----------

Loss from continuing operations before
   other income (expense), discontinued
   operations and extraordinary item                (6,358)         (5,981)         (5,403)      (3,707)       (1,912)      (2,550)
Investment income                                    1,029           3,335           7,371        6,181            94           95
Interest expense                                      (226)         (2,195)         (2,158)        (519)          (54)         (54)
                                              ------------    ------------    ------------   ----------   -----------   ----------

Loss from continuing operations before
   discontinued operations and
   extraordinary item                               (5,555)         (4,841)           (190)       1,955        (1,872)      (2,509)
Discontinued operations:
  Loss from discontinued operations, net            (4,217)       (120,733)       (150,220)     (62,907)       (8,103)      (9,414)
  Gain on sale of operations to Charter             40,259              --              --           --            --           --
Extraordinary item:
Loss on early extinguishment of debt
   and capital lease obligations                    (2,041)             --              --           --            --           --
                                              ------------    ------------    ------------   ----------   -----------   ----------

Net income (loss)                                   28,446        (125,574)       (150,410)     (60,952)       (9,975)     (11,923)

Accretion to redemption value of mandatorily
 redeemable convertible preferred stock and
 mandatorily redeemable convertible
 preferred stock dividends                              --              --              --     (230,270)     (120,667)    (120,667)
                                              ------------    ------------    ------------   ----------   -----------   ----------
Net income (loss) available to common
   stockholders                               $     28,446    $   (125,574)   $   (150,410)  $ (291,222)  $  (130,642)  $ (132,590)
                                              ============    ============    ============   ==========   ===========   ==========
Basic and diluted net income (loss)
 available to common stockholders per share:
  Loss from continuing operations             $      (0.13)   $      (0.08)   $       0.00   $     0.06   $     (0.30)  $    (0.41)
  Loss from discontinued operations                  (0.10)          (2.06)          (2.67)       (1.88)        (1.31)       (1.52)
  Gain on sale of operations to Charter               0.94
  Loss on early extinguishment of debt
    and capital lease obligations                    (0.05)
  Accretion to redemption value
      of mandatorily redeemable
      convertible preferred stock
      and mandatorily redeemable
      convertible preferred stock
      dividends                                         --              --              --        (6.87)       (19.46)      (19.46)
Net income (loss) available to common         ------------    ------------    ------------   ----------   -----------   ----------
   stockholders per share                     $       0.66    $      (2.14)   $      (2.67)  $    (8.69)  $    (21.07)  $   (21.39)
Weighted average shares used in calculation   ============    ============    ============   ==========   ===========   ==========
 of basic and diluted net loss available to
 common stockholders per share                  43,259,641      58,794,354      56,347,891   33,506,735     6,200,000    6,200,000

                                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                               2002           2001           2000        1999          1998
                                                            ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ...                       $17,781        $128,076        $178,730    $  17,888
Working capital .....................................                         6,063          94,802         160,744       14,162
Total assets ........................................                        72,668         219,707         230,426       27,504
Long-term debt and capital lease obligations
  less current portion ...................                                    2,859          13,693          11,609          749
Total stockholders' equity (deficit) ................                        42,233         164,366         196,130     (126,427)
Net assets in liquidation ...........................        $63,814
Net assets available for distribution to stockholders         61,814

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) formerly provided high speed Internet access and related services to residential and commercial customers primarily via cable modems and international ISP infrastructure services.

      On August 13, 2002, our Board concluded that the liquidation of the Company was the best alternative available for maximizing stockholder value and adopted a Plan of Liquidation and Dissolution (the "Plan"). The Plan was approved by the holders of a majority of the Company's shares on November 27, 2002. The key features of the Plan are (1) filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (2) winding up our affairs, including the settlement of any then-outstanding issues with Charter relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan;
(3) paying our creditors; (4) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (5) resolving our outstanding litigation; (6) establishing a Contingency Reserve for payment of the Company's expenses and liabilities; and (7) preparing to make distributions to our stockholders.

      In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective November 27, 2002, and has valued its assets at their estimated net realizable cash values and has stated its liabilities, including costs to liquidate, at their estimated settlement amounts, all of which approximate their estimated fair values. Uncertainties as to the value to be realized from the disposal of the Company's assets (other than cash), and the ultimate amount paid to settle its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses of liquidation (including salaries, payroll and local taxes, professional fees, and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. Although we do not believe that a precise estimate of the Company's net assets can currently be made, we believe that available cash and cash equivalent investments and amounts received from the sale of officer furniture will be adequate to provide for the Company's obligations, liabilities, operating costs and claims (including contingent liabilities), and to make future cash distributions to stockholders.

      Under Delaware law, the Company will remain in existence as a non-operating entity until December 4, 2005 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to covert its remaining assets to cash and settle its liabilities as expeditiously as possible.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Liquidation Basis of Accounting. As of November 27, 2002, all activities of the Company are presented under the liquidation basis of accounting. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets have been valued at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities, including costs of liquidation, represent our best estimate of the recoverable value of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets or settle the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind up period were to change or other conditions were to arise, actual results may differ from these estimates and these differences may be material.

      Interest Receivable. At December 31, 2002, interest receivable of $0.4 million represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the liquidation period through December 4, 2005 and accounts for less than 0.5% of the Company's total estimated assets.

      Charter Holdback. At December 31, 2002, the Charter holdback of $2.1 million represents the remaining amount of the Asset Sale purchase price held back by Charter to secure indemnity claims against the Company under the Asset Purchase Agreement plus accrued interest.

      Furniture and Fixtures. At December 31, 2002, furniture and fixtures of $0.1 million represents the Company's estimate of cash proceeds to be received on the sale of office furniture.

      Accounts Payable and Accrued Liabilities. At December 31, 2002, accounts payable and accrued expenses were $2.6 million. Included in this amount are accrued circuit termination charges of $0.4 million and other known obligations totaling $1.1 million. The balance of $1.1 million is comprised of the following items:

      - Severance and Other Compensation. Severance and other compensation in the amount of $0.9 million represents severance payable to our former President and Chief Executive Officer of $0.7 million, as well as other healthcare and compensation expenses for current and former employees.

      - Estimated Litigation Settlement Costs. Litigation settlement costs in the amount of $0.2 million represents the Company's expected proportional share of fees and expenses related to settling the Delaware Class Action lawsuits

            (Denault v. O'Brien, et. Al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. Al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC).

      Estimated Costs to be Incurred During The Liquidation Period. At December 31, 2002, the Company estimates that there are $1.1 million of costs to be incurred through December 4, 2005, including compensation for liquidation personnel ($0.5 million), professional fees ($0.5 million) and other miscellaneous costs ($0.1 million).

      Contingency Reserve. In view of the duration of the liquidation period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and is unchanged as of December 31, 2002. At December 31, 2002, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, then the amount of liquidation proceeds that may be paid to stockholders will be increased.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

      The consolidated financial statements for the period January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company adopted the liquidation basis of accounting as of November 27, 2002. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of November 27, 2002 (in thousands):

            ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
            Future interest income                                    $   551
            Prepaid expenses                                             (168)
            Furniture and fixtures                                        150
            Accounts payable and accrued expenses                         123
                                                                      -------
               Total adjustments to fair value                            656
                                                                      -------

            ACCRUE ESTIMATED COSTS DURING LIQUIDATION:

            Costs to be incurred during the liquidation period         (1,110)
                                                                      -------
               Total estimated costs during liquidation                (1,110)
                                                                      -------
                Total liquidation adjustments                         $  (454)
                                                                      =======

      The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period.

RESULTS OF DISCONTINUED OPERATIONS FOR THE PERIOD JANUARY 1, 2002 TO NOVEMBER 27, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

      General And Administrative Expenses. General and administrative expenses for the period January 1, 2002 to November 27,2002 were $4.7 million compared to $5.3 million for the year ended December 31, 2001, a decrease of $0.6 million. The decrease in general and administrative expenses resulted primarily from a decrease in personnel costs to administer the accounting and finance functions, as well as other wind-up personnel, and lower outside services including legal fees, partially offset by $2.6 million in severance and severance-related costs associated with the termination of certain employees, including our former President and Chief Executive Officer, our former Chief Operating Officer and our former General Counsel, and $0.2 in legal settlement expenses.

      Non-Cash Compensation Expense From Restricted Stock. Non-cash compensation expense from restricted stock for the period January 1, 2002 to November 27, 2002 was $1.7 million compared to $0.7 million for the year ended December 31, 2001, an increase of $1.0 million. This expense represents the fair market value of the restricted stock at the time of grant amortized over the vesting period. The increase in the expense is attributable to the vesting of the restricted stock upon the termination of our former President and Chief Executive Officer, our former Chief Operating Officer and our former Chief Operating Officer of HSA International Inc.

      Net Investment Income. Net investment income represents interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with debt and capital lease obligations. Net investment income for the period January 1, 2002 to November 27, 2002 was $0.8 million compared to $1.1 million for the year ended December 31, 2001, a decrease of $0.3 million. The decrease in investment income is the result of lower interest rates during 2002. Offsetting the reduction in investment income was a significant reduction in interest expense resulting from the payoff of long-term debt and capital lease obligations during the first quarter of 2002.

      Income Taxes. At December 31, 2002, we had net deferred tax assets of $97.4 million, primarily related to federal and state net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance based upon the Company's history of operating losses. At December 31, 2002, we accumulated federal net operating loss carryforwards of approximately $280.7 million. Utilization of these net operating losses during the wind-up period will be subject to a substantial annual limitation based upon the changes in the Company's ownership that occurred on February 28, 2002, as provided in
Section 382 of the Internal Revenue Code of 1986 and similar state provisions. We currently expect to generate taxable income in 2002 as a result of the Asset Sale. This income will be offset by our net operating loss carryforwards.

      Loss From Discontinued Operations, Net. The net loss from discontinued operations for the period January 1, 2002 to November 27, 2002 was $4.2 million compared to $120.7 million for the year ended December 31, 2001, a decrease of $116.5 million. The net loss from discontinued operations for the year ended December 31, 2001 included an asset impairment charge of $29.1 million, lease termination charges of $3.9 million and severance costs of $3.2 million. The decreases are primarily the result of two months of operations in 2002, versus twelve months of operations in 2001. Also, to preserve cash, we implemented a series of significant cost reduction measures throughout the second half of 2001 that had a significant impact on the operating results in the first quarter of 2002. Among these actions, we:

      - exited all of our cable system agreements except for those with Charter;

      -     sold the operations of Digital Chainsaw;

      -     discontinued our efforts to enter the DSL market;

      -     exited all unnecessary leased space; and

      - reduced our workforce to include only those employees that Charter agreed to hire in connection with the Asset Sale.

      Additionally, in connection with the Asset Purchase Agreement, we entered in a management agreement with Charter, pursuant to which Charter became solely responsible for the purchase and installation of cable modems and related equipment, while sharing responsibility for product marketing. The management agreement terminated upon the consummation of the Asset Sale.

      Gain On Sale Of Operations To Charter. The Company recorded a non-recurring gain on the Asset Sale to Charter of $40.3 million during the period January 1, 2002 to November 27, 2002. The components of the gain are as follows (in millions):

            Net cash proceeds from sale to Charter .        $69.5
            Fair value of preferred stock ..........          3.7
            Liabilities assumed by Charter .........         14.4
            Book value of assets acquired by Charter        (44.3)
            Indemnity holdbacks ....................          3.4
            Transaction expenses ...................         (6.4)
                                                            -----
            Gain on Asset Sale .....................        $40.3
                                                            =====

      Loss On Early Extinguishment Of Debt And Capital Lease Obligations. The Company recorded a non-recurring loss on the early extinguishment of debt and capital lease obligations of $2.0 million during the period January 1, 2002 to November 27, 2002. The Company paid a total of $10.3 million to terminate debt and certain capital leases with future minimum payments of $10.5 million. The $2.0 million loss represents the amount of cash paid over the recorded net book value of $8.3 million.

RESULTS OF DISCONTINUED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

      General And Administrative Expenses. General and administrative expenses of $5.3 million for year ended December 31, 2001 were comparable to the $5.4 million of expense for the year ended December 31, 2000.

      Non-Cash Compensation Expense From Restricted Stock. Non-cash compensation expense from restricted stock was $0.7 million for the year ended December 31, 2001, an increase of $0.6 million over the non-cash compensation expense of $0.1 million for the year ended December 31, 2000. This expense represents the fair market value of the restricted stock at the time of grant amortized over the vesting period. The increase in 2001 resulted from the issuance of 1.3 million shares of restricted stock to key members of management beginning in the fourth quarter of 2000.

      Net Investment Income. Net investment income represents interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with debt and capital lease obligations. Net investment income for the year ended December 31, 2001 was $1.1 million, a decrease of $4.1 million from net investment income of $5.2 million for the year ended December 31, 2000. The decrease in investment income for 2001 is the result of lower average investment balances. Interest expense for both years was $2.2 million.

      Loss From Discontinued Operations, Net. The net loss from discontinued operations for the year ended December 31, 2001 was $120.7 million, a decrease of $29.5 million from the net loss from discontinued operations of $150.2 million for the year ended December 31, 2000. The decrease is primarily a result of the series of significant cost reduction measures throughout the second half of 2001 as previously discussed.

      Additionally, in connection with the Asset Purchase Agreement, we entered in a management agreement with Charter, pursuant to which, effective October 2001, Charter became solely responsible for the purchase and installation of cable modems and related equipment, while sharing responsibility for product marketing. The management agreement terminated upon the consummation of the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount, and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon the Company's ability to convert certain remaining assets into cash and settle certain obligations. Although the liquidation is currently expected to be concluded on December 4, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors"). The Company currently intends to make an initial cash distribution of $1.40 per share or $56.4 million to its stockholders in late May 2003, to be followed by a subsequent liquidating distribution of $0.13 per share or $5.2 million on or before November 27, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of March 4, 2003. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims. At December 31, 2002, the Company estimates that there is $1.1 million of operating costs to be incurred during the remaining liquidation period through December 4, 2005. The estimated liabilities of the Company at December 31, 2002 total $3.7 million. In addition, the Company has established a Contingency Reserve of $2.0 million (see Note 1 of "Notes to Consolidated Financial Statements"), equivalent to approximately $0.05 per share.

      We invest excess cash in money market accounts with the intent to make such funds readily available for potential distributions to stockholders. At December 31, 2002, net assets in liquidation were $63.8 million, and we had cash and cash equivalents and short-term investments of $63.6 million and $1.2 million, respectively, compared to cash and cash equivalents and short-term investments of $11.7 million and $6.1 million, respectively, at December 31, 2001.

      Cash used in operating activities of continuing operations for the period January 1, 2002 to November 27, 2002 was $3.8 million, consisting primarily of a net loss from continuing operations of $5.6 offset by non-cash compensation expense from restricted stock of $1.7 million.

      Cash used in operating activities of discontinued operations for the period January 1, 2002 to November 27, 2002 was $9.8 million, which consisted primarily of the following (in millions):

            Loss from discontinued operations ...............................        $(4.2)
            Depreciation and amortization ...................................          2.5
            Collection of accounts receivable ...............................          2.1
            Payment of liabilities related to discontinued operations .......        (11.2)
            Decreases in other assets .......................................          1.0
                                                                                     -----
             Net cash used in operating activities of discontinued operations        $(9.8)
                                                                                     =====

      Cash provided by investing activities of continuing operations for the period January 1, 2002 to November 27, 2002 was $4.8 million, the result of sales and maturities of short-term investments of $72.1 million, offset by purchases of short-term investments of $67.3 million.

      Cash provided by investing activities of discontinued operations for the period January 1, 2002 to November 27, 2002 was $76.2 million, primarily the result of cash proceeds from the Charter transaction of $76.6 million, calculated as follows:

            Net cash proceeds from sale to Charter ...        $69.5
            Capital leases assumed by Charter ........          2.1
            Capital leases paid by Charter included in
                 Financing activities of discontinued
                 Operations ..........................          7.0
            Indemnity holdback received ..............          1.4
            Transaction expenses .....................         (3.4)
                                                              -----
            Net cash proceeds included in investing
                 Activities of discontinued operations        $76.6
                                                              =====

      The net cash proceeds from the sale to Charter consisted of the following (in millions):

            Cash purchase price per the Asset Purchase
              Agreement .........................................        $81.1
                                                                         -----
            Adjustments:
            Current assets acquired by Charter, as adjusted per
              the Asset Purchase Agreement ......................          4.5
            Capital leases, debt and other liabilities assumed or
              paid by Charter ...................................        (12.7)
            Indemnity holdbacks .................................         (3.4)
                                                                         -----
                    Total adjustments ...........................        (11.6)
                                                                         -----
            Net cash proceeds from sale to Charter ..............        $69.5
                                                                         =====

      Cash used in financing activities of continuing operations for the period January 1, 2002 to November 27, 2002 was $4.4 million, primarily the result of the repurchase of 20,222,139 shares of our common stock from Vulcan on February 28, 2002.

      Cash used in financing activities of discontinued operations for the period January 1, 2002 to November 27, 2002 was $11.0 million, calculated as follows:

            Capital leases paid by Charter .................................        $ 7.0
            Other early extinguishment capital leases payments .............          1.1
            Scheduled capital leases payments ..............................          0.5
            Early extinguishment debt payments .............................          2.2
            Scheduled debt payments ........................................          0.2
                                                                                    -----
            Net cash used in financing activities of discontinued operations        $11.0
                                                                                    =====

RELATED PARTY TRANSACTIONS.

      In November 1998, the Company entered into a systems access and investment agreement with Vulcan and Charter, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, the Company agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if the Company sold equipment to a subscriber, the Company paid Charter 50% of the gross profit the Company received from the sale. The Company paid Charter $1.9 million during the period January 1, 2002 to November 27, 2002 and $5.2 million and $2.6 million in 2001 and 2000, respectively, under these agreements.

      In May 2000, the Company entered into a network services agreement with Charter, under which the Company provided customer service, network operating, monitoring and certain other services to certain Charter cable systems. The Company received payments totaling $7.6 million during the period January 1, 2002 to November 27, 2002 and $9.2 million and $1.0 million in 2001 and 2000, respectively, under the agreement. With respect to each home passed, launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, the Company paid Charter, at Charter's option, a launch fee of $3.00 per home passed committed. In 2001 and 2000, the Company paid $2.9 million and $3.8 million, respectively, in launch fees to Charter. We paid an additional $5.1 million in launch fees to Charter in 2002 at the closing of the Asset Sale.

      Additionally, the Company recognized revenue of $0.3 million and $0.6 million in 2001 and 2000, respectively, under the agreement, representing engineering, web services and other network related fees. Also, the Company was paid $3.2 million and $3.3 million in 2001 and 2000, respectively, by Charter for reimbursable operating expenses, primarily circuit costs and personnel expenses. At the closing of the Asset Sale, Charter paid to the Company an additional $3.0 million for expenses incurred by the Company on Charter's behalf.

      At December 31, 2001, approximately $4.9 million was due from Charter related to these agreements.

      We had an agreement with Gans Multimedia Partnership ("Gans"), an entity owned by Joseph S. Gans, III, a founder and former director of the Company, under which Gans granted the Company the exclusive right to provide the customers of six cable systems owned by Gans with high speed Internet access. The agreement had an original five-year term and provided that Gans would receive a share of the gross revenues the Company received under the agreement. During 2001 and 2000, the Company paid Gans $0.3 million each year under the agreement. This agreement was terminated in the third quarter of 2001.

      We assumed a note payable in the aggregate principal amount of $0.7 million, evidenced by a promissory note and assignment and security agreement, owing to Gans. The note had an interest rate of 7% per annum. Certain tangible assets of the Company served as collateral for this note. The loan represented working capital of High Speed Access Network, Inc. funded by Gans from July 1997 to April 1998. The remaining $0.5 million balance matured and was paid, along with accrued interest, on April 1, 2001.

      On August 9, 2002, John G. Hundley, our Secretary, General Counsel and Senior Vice President - Development, was terminated by the Company and was paid his severance pursuant to a Separation Agreement. He is now employed as Counsel to Frost Brown Todd, LLC, which we have previously engaged to provide legal services to us in connection with various contract matters and strategic activities, and which we have retained to advise us with respect to this liquidation and other matters affecting the wind up of our affairs. We believe this engagement to be on customary and commercially reasonable terms. At the request of the Board, Mr. Hundley continues to serve as our Secretary on a non-employee basis. During 2002, we paid $62,355 to Frost Brown Todd, LLC.

      See Note 2 to the Consolidated Financial Statements entitled "Discontinued Operations" for information regarding the Asset Sale between the Company and Charter.

LEGAL PROCEEDINGS

      The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. Al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. Al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which allege breach of fiduciary duty by the individual defendants and Charter, have been consolidated. The complaints in the first three lawsuits (with the Denault complaint the operative complaint in the Consolidated Action) allege, among other things, that the cash purchase price initially proposed by Charter, $73.0 million, was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. Allen, alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate," and that Charter and Paul Allen acted in a manner calculated to benefit themselves at the expense of HSA's public shareholders.

      The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. Allen) injunctive relief preventing the Company from consummating the Asset Sale. All four complaints seek to rescind the transaction and seek unspecified monetary damages.

      We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits had discussions with attorneys representing the plaintiffs in the first three lawsuits concerning, among other topics, financial and other changes to the terms of the then draft Asset Purchase Agreement. As a result of these discussions, a tentative agreement was reached to settle the first three lawsuits subject to the completion of confirmatory discovery. The tentative settlement was embodied in a Memorandum of Understanding (the "MOU"), dated as of January 10, 2002, executed by counsel to all parties to the first three lawsuits. The MOU provides, among other things, that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The claims asserted in the fourth lawsuit, Krim v. Allen, will be covered by the settlement if it is ultimately approved by the Court.

      Confirmatory discovery now has been completed and final documentation of the settlement has been negotiated and executed. The settlement, however, is subject to the approval of the Delaware Chancery Court following notice to class members. The court has a hearing for April 16, 2003 to consider any objections to, and whether it should approve, the settlement. In the event the court approves the settlement and no other objection, motions or appeals are filed, the court's approval will be deemed final on May 16, 2003.

      The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. George Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. Al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

      On July 15, 2002, the Company moved to dismiss all claims against it and Messrs. Willett and Pitcock. The allegations against Messrs. Willett and Pitcock were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of
Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

      This action is being coordinated with nearly three hundred other nearly identical actions filed against other companies. Prior to the February 19, 2003 ruling on the Company's motion to dismiss, there were settlement discussions among the plaintiffs, the company defendants and their insurance carriers, which if closed would have removed the Company from the litigation without payment of any funds. However, as a result of the recent ruling, we cannot opine as to whether or when a settlement might occur.

      With respect to the allegations against the Company, we believe this lawsuit is without merit and intend to continue to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

      On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

      We do not believe that the results of either of the above-noted legal proceedings will have a material adverse effect on our net assets in liquidation. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distributions made under the Plan. The Company will not make any liquidation distributions until the Delaware Class Actions lawsuits are finally settled.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 ("SFAS 146"), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will not impact the Company due to its adoption of a liquidation basis of accounting.

      In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal's Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. The losses on early extinguishment of debt and capital lease obligations that were classified as extraordinary items in prior periods presented that do not meet the criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

      In November 2002, the FASB, issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 are effective for our December 31, 2002 financial statements. We do not expect adopting the recognition provisions of FIN 45 will have an impact on the Company. We have made the disclosures required by FIN 45 in the notes to our consolidated financial statements (see Notes to Consolidated Financial Statements, Note 14. "Commitments, Guarantees and Contingencies").

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 is not expected to have an impact on the Company because we do not hold any interest in an entity qualifying as a VIE.

      In January 2003, the FASB issued Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 to our consolidated financial statements for our stock option accounting policy and required disclosures. As now required by SFAS 148, these disclosures will be updated each reporting period beginning the first quarter 2003.

RISK FACTORS

      You should carefully consider the following factors and other information in this Form 10-K and other filings we make with the Securities and Exchange Commission before trading in our common stock. The Company's plan is to wind-up the Company's affairs and distribute its net assets to the stockholders. The timing and completion of these objectives are subject to a number of risks and uncertainties, including those set forth below:

WE MAKE FORWARD-LOOKING STATEMENTS IN THIS FORM 10-K THAT ARE SUBJECT TO RISKS THAT MAY CHANGE THE LIKELIHOOD OF THOSE STATEMENTS BEING REALIZED.

      This Form 10-K, as well as other documents incorporated by reference herein and to which we refer in this Form 10-K, describes many of the positive factors and assumed benefits of the Plan. You should also be aware of factors that could have a negative impact on the Plan and our ability to make distributions of net assets, including the expected Initial Distribution, to you. When we use such words as "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements. In addition, we have made in this Form 10-K certain forward looking statements, including statements concerning the timing and amount of distributions of cash to stockholders and other statements concerning the value of our net assets and the resultant liquidation value per share of common. All such forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not materially differ from expectations. These statements are subject to many risks, including those set forth in each of the following paragraphs.

YOU WILL NOT KNOW THE EXACT AMOUNT OR TIMING OF THE LIQUIDATION DISTRIBUTIONS.

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

      The expected distribution of our cash to stockholders, including the anticipated Initial Distribution in May 2003, may be delayed from the timing we have previously announced for any number of reasons. These reasons include the following:

      1. It may take us longer than we anticipate to settle or finally resolve our outstanding litigation. We do not intend to make the Initial Distribution until the Delaware Class Action Suits (see "Legal Proceedings") are finally settled. While we expect final settlement of those cases to occur on May 16, 2003, we cannot guarantee you that they will. Moreover, we need additional time to evaluate and assess the progress of the IPO Litigation (see "Legal Proceedings") in order to more accurately gauge and reserve for our non-insured exposure, if any, in those cases.

      2. Uncertainty remains regarding our expected collection of a $1.0 million indemnity holdback due to us from Charter under the Asset Purchase Agreement. On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (see "Legal Proceedings"), and deferred release of half of the $2.0 million indemnity holdback. The Company collected $1.0 million of its indemnity holdback plus accrued interest from Charter, and will seek the release of the $1.0 million balance plus accrued interest if and at such time as Charter is dismissed as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled or disposed of, less actual defense costs to the extent they exceed $250,000. We are presently not aware of any additional claims that Charter intends to assert against us under the Asset Purchase Agreement. Nevertheless, many of our covenants, representations and warranties survived the closing of the Asset Sale and will continue in effect until August 31, 2003, and others will not expire until February 28, 2004.

      3. Additionally, even though we are not aware of any other pending or threatened claims, a creditor of HSA or other party with a claim against HSA might file a new lawsuit or obtain an injunction against our making the proposed distributions to you under the Plan. In that event, either our board or a court may decide that the amounts to be distributed are needed to provide for the payment of such liabilities and expenses, including unknown or contingent liabilities that may arise or be put in dispute at a later date.

WE MIGHT MISCALCULATE OR FAIL TO ADEQUATELY RESERVE AN AMOUNT SUFFICIENT TO COVER OUR CONTINGENT LIABILITIES.

      On December 4, 2002 we filed a Certificate of Dissolution with the State of Delaware dissolving HSA. According to Delaware General Corporation Law, HSA will continue to exist for three years after the dissolution becomes effective (December 4, 2005) or for a longer period if the Delaware Court of Chancery requires us to, for the purpose of prosecuting and defending suits against HSA and enabling us to dispose of our property, discharge our liabilities and distribute to our stockholders any remaining assets.

      Under Delaware law, the Board established a reserve for known and unknown liabilities expected to be incurred through completion of our liquidation (the "Contingency Reserve"), and the adequacy of that reserve will be reviewed prior to making cash distributions to you. As of December 31, 2002, we set aside a $2.0 million Contingency Reserve. However, we cannot assure you that the Contingency Reserve we established will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation. If the Contingency Reserve is insufficient for payment of our expenses and liabilities, you could be held liable for payment to HSA's creditors of your proportional share of amounts owed to creditors in excess of the Contingency Reserve. In that regard, your liability would be limited to the amounts previously received by you from HSA or a liquidating trust established by HSA. Accordingly, you could be required to return some or all distributions previously made to you. In such an event, you could receive nothing from HSA under the Plan. Moreover, you could incur a net tax cost if you paid taxes on the amounts received from HSA and then have to repay such amounts back to HSA's creditors. Unless you are able to get a corresponding reduction in taxes in connection with your repayment, you may end up having paid taxes on monies that you have had to return.

YOU MAY NOT BE ABLE TO BUY OR SELL SHARES OF HSA'S COMMON STOCK IF WE CLOSE OUR STOCK TRANSFER BOOKS.

      We may close our stock transfer books at some after which you will no longer be able to transfer shares. At the present time, we expect to keep our stock transfer books open for some period of time after we make the Initial Distribution. However, we expect to close our stock transfer books and discontinue recording transfers of shares of common stock on the earliest to occur of:

- the close of business on the date on which the remaining assets of HSA are transferred to a liquidating trust, which we expect to occur sometime if and after we make the Initial Distribution and any subsequent distributions prior to November 27, 2003;

- the close of business on the record date fixed by the Board of Directors for the final liquidating distribution; or

- December 5, 2005, the date on which HSA ceases to exist under Delaware law, (or later if unresolved claims or litigation is still outstanding).

      After the stock transfer books have been closed, certificates representing shares of common stock will not be assignable or transferable on HSA's books except by will, intestate succession or operation of law. After the final record date for the recording of stock transfers, we will not issue any new stock certificates, other than replacement certificates.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE

      At the present time, our stock price is trading at a discount to our net cash value per share. If we were to announce the timing and amount of a cash distribution, our stock could fluctuate suddenly and widely depending on the amount and timing of such distribution and the amount of funds still retained by the Company. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs to our stockholders. Additionally, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance or actions with respect to the Plan. General market price declines or market volatility in the future could adversely affect the price of the our common stock, and thus, the current market price may not be indicative of future market prices.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                            PAGE
         Consolidated Financial Statements:

         Report of Independent Accountants...............................    22

         Consolidated Statement of Net Assets in Liquidation as
          of December 31, 2002...........................................    23

         Consolidated Statement of Changes in Net Assets in
          Liquidation for the period November 27, 2002 to December
          31, 2002.......................................................    24

         Consolidated Balance Sheet (Going Concern Basis) as of
          December 31, 2001..............................................    25

         Consolidated Statements of Operations (Going Concern
          Basis) for the period January 1, 2002 to November 27,
          2002 and the years ended December 31, 2001 and 2000............    26

         Consolidated Statements of Comprehensive Income (Loss) (Going
          Concern Basis) for the period January 1, 2002 to November
          27, 2002 and the years ended December 31, 2001 and 2000........    26

         Consolidated Statement of Stockholders' Equity (Deficit)
          (Going Concern Basis) for the years ended December 31,
          2000 and 2001 and the period January 1, 2002 to November
          27, 2002.......................................................    27

         Consolidated Statements of Cash Flows (Going Concern
          Basis) for the period January 1, 2002 to November 27,
          2002 and the years ended December 31, 2001 and 2000 ...........    28

         Notes to Consolidated Financial Statements......................    29

         Quarterly Financial Information (unaudited) for the period
          January 1, 2002 to November 27, 2002 and the year ended
          December 31, 2001..............................................    44

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of High Speed Access Corp.

We have audited the consolidated statement of net assets in liquidation of High Speed Access Corp. and its subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statement of changes in net assets in liquidation for the period from November 27, 2002 to December 31, 2002. In addition, we have audited the consolidated balance sheet (going concern basis) of the Company as of December 31, 2001, and the related consolidated statements of operations (going concern basis), of comprehensive income (loss) (going concern basis), of stockholders' equity (deficit) (going concern basis), and of cash flows (going concern basis) for the period from January 1, 2002 to November 27, 2002 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1, the stockholders of the Company approved a plan of dissolution on November 27, 2002, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to November 27, 2002 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of High Speed Access Corp. and its subsidiaries as of December 31, 2002, the changes in their consolidated net assets in liquidation for the period from November 27, 2002 to December 31, 2002, their consolidated financial position as of December 31, 2001, and the consolidated results of their operations and their cash flows for the period from January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
March 10, 2003

                             HIGH SPEED ACCESS CORP.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               DECEMBER 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS
        Cash and cash equivalents                                        $    63,640
        Short-term investments                                                 1,237
        Interest receivable                                                      392
        Charter holdback                                                       2,092
        Furniture and fixtures                                                   113
                                                                         -----------

             Total assets                                                     67,474
                                                                         -----------

LIABILITIES
        Accounts payable and accrued liabilities                               2,571
        Estimated costs to be incurred during the liquidation period           1,089
                                                                         -----------

             Total liabilities                                                 3,660
                                                                         -----------

             Net assets in liquidation                                        63,814

       Less: Contingency reserve                                               2,000
                                                                         -----------

             Net assets available for distribution to stockholders       $    61,814
                                                                         ===========

Net assets in liquidation per share                                      $      1.58
Net assets available for distribution to stockholders per share          $      1.53

Outstanding shares used in computing per share amounts                    40,294,783

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                     NOVEMBER 27, 2002 TO DECEMBER 31, 2002
                                 (IN THOUSANDS)

            Stockholders' equity at November 27, 2002                  $ 64,268

            Liquidation basis adjustments:
              Adjust assets and liabilities to fair value                   656
              Accrue estimated costs during liquidation                  (1,110)
                                                                       --------

                 Net assets in liquidation at November 27, 2002          63,814

            Change in net assets in liquidation                              --
                                                                       --------
                 Net assets in liquidation at December 31, 2002        $ 63,814
                                                                       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
                                DECEMBER 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS

Current assets:
        Cash and cash equivalents                                              $  11,714
        Short-term investments                                                     6,067
        Restricted cash                                                            1,654
        Accounts receivable,  net of allowance for doubtful accounts of $584       7,080
        Prepaid expenses and other current assets                                  7,124
                                                                               ---------

                  Total current assets                                            33,639

Property, equipment and improvements, net                                         25,673
Deferred distribution agreement costs, net                                         8,439
Other non-current assets                                                           4,917
                                                                               ---------

                  Total assets                                                 $  72,668
                                                                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                       $   2,962
        Accrued compensation and related expenses                                  5,409
        Other current liabilities                                                  9,687
        Long-term debt, current portion                                            2,201
        Capital lease obligations, current portion                                 7,317
                                                                               ---------

                  Total current liabilities                                       27,576

Long-term debt                                                                       100
Capital lease obligations                                                          2,759
                                                                               ---------

                  Total liabilities                                               30,435
                                                                               ---------

Stockholders' equity:

      Convertible preferred stock, $.01 par value (aggregate liquidation preference of $75.0 million), 10,000,000 shares authorized, 75,000
       shares issued and outstanding                                                   1
      Common stock, $.01 par value, 400,000,000 shares authorized,
       60,394,835 shares issued and outstanding                                      604
      Additional paid-in capital                                                 742,144
      Deferred compensation                                                       (1,763)
      Accumulated deficit                                                       (698,791)
      Accumulated other comprehensive income                                          38
                                                                               ---------

                  Total stockholders' equity                                      42,233
                                                                               ---------

                  Total liabilities and stockholders' equity                   $  72,668
                                                                               =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
           CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    JANUARY 1, 2002 TO             YEAR ENDED DECEMBER 31,
                                                                    NOVEMBER 27, 2002             2001                    2000
                                                                    ------------------      ---------------          ------------
General and administrative operating expenses:
  General and administrative expenses                                  $      4,719           $      5,309           $      5,370
  Non-cash compensation expense from restricted stock                         1,680                    672                     33
                                                                       ------------           ------------           ------------
  Total general and administrative operating expenses                         6,399                  5,981                  5,403
  Gain on sale of fixed assets                                                  (41)                    --                     --
                                                                       ------------           ------------           ------------
  Loss from continuing operations before other income
    (expense), discontinued operations and extraordinary item                (6,358)                (5,981)                (5,403)
Investment income                                                             1,029                  3,335                  7,371
Interest expense                                                               (226)                (2,195)                (2,158)
                                                                       ------------           ------------           ------------
  Loss from continuing operations before discontinued
    operations and extraordinary item                                        (5,555)                (4,841)                  (190)
Discontinued operations:
  Loss from discontinued operations, net                                     (4,217)              (120,733)              (150,220)
  Gain on sale of operations to Charter                                      40,259                     --                     --
Extraordinary item:
  Loss on early extinguishment of debt and capital lease
    obligations                                                              (2,041)                    --                     --
                                                                       ------------           ------------           ------------
Net income (loss)                                                      $     28,446           $   (125,574)          $   (150,410)
                                                                       ============           ============           ============
Basic and diluted net income (loss) per share:
  Loss from continuing operations                                      $      (0.13)          $      (0.08)          $      (0.00)
  Loss from discontinued operations                                           (0.10)                 (2.06)                 (2.67)
  Gain on sale of operations to Charter                                        0.94                     --                     --
  Loss on early extinguishment of debt and capital lease
    obligations                                                               (0.05)                    --                     --
                                                                       ------------           ------------           ------------
  Net income (loss) per share                                          $       0.66           $      (2.14)          $      (2.67)
                                                                       ============           ============           ============
Weighted average shares used in computation of basic and
  diluted net income (loss) per share                                    43,259,641             58,794,354             56,347,891


  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (GOING CONCERN BASIS)
                                 (IN THOUSANDS)

                                           JANUARY 1, 2002
                                                   TO
                                              NOVEMBER 27,      YEAR ENDED DECEMBER 31,
                                                 2002            2001            2000
                                           ---------------    ---------       ---------
            Net income (loss)                  $ 28,446       $(125,574)      $(150,410)

            Net unrealized (loss) gain on
            investments                             (38)           (455)            634
                                               --------       ---------       ---------

            Comprehensive income (loss)        $ 28,408       $(126,029)      $(149,776)
                                               ========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (GOING CONCERN BASIS)
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 AND
              FOR THE PERIOD JANUARY 1, 2002 TO NOVEMBER 27, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                PREFERRED STOCK         COMMON STOCK     ADDITIONAL
                                                ---------------      ------------------    PAID-IN      DEFERRED    ACCUMULATED
                                                SHARES   AMOUNT      SHARES      AMOUNT    CAPITAL    COMPENSATION    DEFICIT
                                                ------   ------      ------      ------    -------    ------------    -------
Balance at January 1, 2000                          --       --     54,276,130     $ 543    $618,823        $(288)   $(422,807)

Deferred compensation from grant of                                                              519         (519)
  restricted stock
Amortization of deferred compensation                                                                         133
Issuance of preferred stock to Charter and      75,000    $   1                               74,017
  Vulcan
Issuance of common stock and common stock
  warrants in connection with distribution
  agreements                                                                                  10,123
Issuance of common stock warrants in
  connection with lease agreements                                                               128
Issuance of common stock                                             1,250,000        13       9,987
Issuance of common stock in connection with
  acquisition of Digital Chainsaw                                    2,961,718        30      17,927
Issuance of stock options in connection with
  acquisition of Digital Chainsaw                                                              3,654          (39)
Issuance of common stock warrants in
  connection with acquisition of
  Digital Chainsaw                                                                             1,367
Exercise of stock options and warrants                                 196,204         1         670
Net unrealized gain on investments
Net loss                                                                                                              (150,410)
                                               -------     ----     ----------     -----    --------       ------    ---------
Balance at December 31, 2000                    75,000        1     58,684,052       587     737,215         (713)    (573,217)

Deferred compensation from grant of
  restricted stock                                                   1,495,000        15       1,838       (1,853)
Amortization of deferred compensation                                                                         803
Issuance of common stock and common stock
  warrants in connection with distribution
  agreements                                                           125,000         1       2,995
Issuance of common stock in connection with
  401 (k) Plan employer match                                           90,783         1          96
Net unrealized loss on investments
Net loss                                                                                                              (125,574)
                                               -------     ----     ----------     -----    --------       ------    ---------
Balance at December 31, 2001                    75,000        1     60,394,835       604     742,144       (1,763)    (698,791)

Amortization of deferred compensation                                                                       1,704
Exercise of stock options and warrants                                 122,087         1          35
Purchase of treasury stock
Retirement of treasury stock                                       (20,222,139)     (202)     (4,247)
Retirement of preferred stock                  (75,000)      (1)                              (3,663)
Net unrealized loss on investments
Net income                                                                                                              28,446
                                               -------     ----     ----------     -----    --------       ------    ---------
Balance at November 27, 2002                        --     $ --     40,294,783     $ 403    $734,269       $  (59)   $(670,345)
                                               =======     ====     ==========     =====    ========       ======    =========

                                                                            ACCUMULATED
                                                                               OTHER
                                                       TREASURY STOCK        COMPREHEN-              TOTAL
                                                     ------------------        SIVE              STOCKHOLDERS'
                                                     SHARES      AMOUNT     INCOME(LOSS)        EQUITY(DEFICIT)
                                                     ------      ------     ------------        ---------------
Balance at January 1, 2000                               --          --       $(141)                  $196,130

Deferred compensation from grant of                                                                        --
  restricted stock
Amortization of deferred compensation                                                                      133
Issuance of preferred stock to Charter and                                                              74,018
  Vulcan
Issuance of common stock and common stock
  warrants in connection with distribution
  agreements                                                                                            10,123
Issuance of common stock warrants in
  connection with lease agreements                                                                         128
Issuance of common stock                                                                                10,000
Issuance of common stock in connection with
  acquisition of Digital Chainsaw                                                                       17,957
Issuance of stock options in connection with
  acquisition of Digital Chainsaw                                                                        3,615
Issuance of common stock warrants in
  connection with acquisition of Digital Chainsaw                                                        1,367
Exercise of stock options and warrants                                                                     671
Net unrealized gain on investments                                             634                         634
Net loss                                                                                             (150,410)
                                                 -----------    --------      -----                   --------
Balance at December 31, 2000                             --          --        493                     164,366

Deferred compensation from grant of
  restricted stock                                                                                          --
Amortization of deferred compensation                                                                      803
Issuance of common stock and common stock
  warrants in connection with distribution
  agreements                                                                                             2,996
Issuance of common stock in connection with
  401 (k) Plan employer match                                                                               97
Net unrealized loss on investments                                            (455)                       (455)
Net loss                                                                                              (125,574)
                                                 -----------    --------      -----                   --------
Balance at December 31, 2001                             --          --         38                      42,233

Amortization of deferred compensation                                                                    1,704
Exercise of stock options and warrants                                                                      36
Purchase of treasury stock                       20,222,139     $(4,449)                                (4,449)
Retirement of treasury stock                    (20,222,139)      4,449                                     --
Retirement of preferred stock                                                                           (3,664)
Net unrealized loss on investments                                             (38)                        (38)
Net income                                                                                              28,446
                                                 -----------    --------      -----                   --------
Balance at November 27, 2002                             --     $     --      $  --                   $ 64,268
                                                 ===========    ========      =====                   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                                 (IN THOUSANDS)

                                                                                JANUARY 1, 2002
                                                                                       TO           YEAR ENDED DECEMBER 31,
                                                                                NOVEMBER 27, 2002      2001          2000
                                                                                -----------------   ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                                                    $ 28,446       $(125,574)      $(150,410)
     Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                         4,217         120,733         150,220
         Gain on sale of operations to Charter                                        (40,259)             --              --
         Loss on early extinguishment of debt and capital lease obligations             2,041              --              --
         Non-cash compensation expense from restricted stock                            1,680             672              33
         Gain on sale of fixed assets                                                      41              --              --
         Changes in operating assets and liabilities excluding
           the effect of dispositions:
             Prepaid expenses                                                             170             547             320
             Accrued compensation and related expenses                                    (88)           (267)           (144)
                                                                                     --------       ---------       ---------
Net cash (used in) provided by operating activities of continuing
  operations                                                                           (3,752)         (3,889)             19
Net cash used in operating activities of discontinued operations                       (9,836)        (81,467)        (92,176)
                                                                                     --------       ---------       ---------
Net cash used in operating activities                                                 (13,588)        (85,356)        (92,157)
                                                                                     --------       ---------       ---------
INVESTING ACTIVITIES
     Purchases of short-term investments                                              (67,324)        (46,054)        (99,751)
     Sales and maturities of short-term investments                                    72,120          52,761         212,545
                                                                                     --------       ---------       ---------
Net cash provided by investing activities of continuing operations                      4,796           6,707         112,794
Net cash provided by (used in) investing activities of discontinued
  operations                                                                           76,160         (12,644)        (37,465)
                                                                                     --------       ---------       ---------
Net cash provided by (used in) investing activities                                    80,956          (5,937)         75,329
                                                                                     --------       ---------       ---------
FINANCING ACTIVITIES
     Net Proceeds from issuance of common stock                                            --              --          10,000
     Repurchase of common stock                                                        (4,449)             --              --
     Proceeds from exercise of stock options                                               36              --             671
                                                                                     --------       ---------       ---------
Net cash (used in) provided by financing activities of continuing
  operations                                                                           (4,413)             --          10,671
Net cash (used in) provided by financing activities of discontinued
  operations                                                                          (11,017)        (11,840)         67,694
                                                                                     --------       ---------       ---------
Net cash (used in) provided by financing activities                                   (15,430)        (11,840)         78,365
                                                                                     --------       ---------       ---------
Net change in cash and cash equivalents from continuing operations                     (3,410)          2,818         123,484
Net change in cash and cash equivalents from discontinued operations                   55,348        (105,951)        (61,947)
                                                                                     --------       ---------       ---------
Net change in cash and cash equivalents                                                51,938        (103,133)         61,537
Cash and cash equivalents, beginning of period                                         11,714         114,847          53,310
                                                                                     --------       ---------       ---------
Cash and cash equivalents, end of period                                             $ 63,652       $  11,714       $ 114,847
                                                                                     ========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                        $    226       $   2,300       $   2,139

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Retirement of treasury stock                                                    $  4,449
     Equipment acquired under capital leases                                                        $     351       $  13,763
     Property and equipment purchases payable                                                       $   1,219       $     (12)
     Warrants issued in connection with acquisitions                                                                $   1,367
     Warrants earned in connection with distribution agreements                                     $   2,621       $  10,123
     Issuance of common stock and employee stock options in connection
       with the purchase of Digital Chainsaw                                                                        $  21,611
     Issuance of common stock in connection with distribution agreement                             $     375
     Issuance of common stock in connection with restricted stock grants                            $   1,853
     Issuance of common stock in connection with employer match for 401(k) Plan                     $      97

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HIGH SPEED ACCESS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

      High Speed Access Corp. (the "Company") formerly provided high speed Internet access and related services to residential and commercial customers primarily via cable modems and international ISP infrastructure services.

      The Board of Directors unanimously adopted a Plan of Liquidation and Dissolution (the "Plan") on August 13, 2002. The Plan was approved by the holders of a majority of the Company's shares on November 27, 2002. The key features of the Plan are (1) filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (2) winding up our affairs, including the settlement of any then-outstanding issues with Charter (see Footnote 2, "Discontinued Operations") relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (3) paying our creditors; (4) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (5) resolving our outstanding litigation; (6) establishing a Contingency Reserve for payment of the Company's expenses and liabilities; and (7) preparing to make distributions to our stockholders.

      Under Delaware law, the Company will remain in existence as a non-operating entity until December 4, 2005 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

LIQUIDATION BASIS OF ACCOUNTING

      The consolidated financial statements for period January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective November 27, 2002. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities represent our best estimate of the recoverable values of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in negotiating the estimated settlement amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind up period were to change or other conditions were to arise, actual results may differ from these estimates and those differences may be material.

      In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of November 27, 2002, the date of adoption of liquidation basis accounting (in thousands):

ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:

Future interest income                                                  $   551
Prepaid expenses                                                           (168)
Furniture and fixtures                                                      150
Accounts payable and accrued expenses                                       123
                                                                        -------
   Total adjustments to fair value                                          656
                                                                        -------
ACCRUE ESTIMATED COSTS DURING LIQUIDATION:

Costs to be incurred during the liquidation period                       (1,110)
                                                                        -------
  Total estimated costs during liquidation                               (1,110)
                                                                        -------
    Total liquidation adjustments                                       $  (454)
                                                                        =======

      The amount and timing of liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period. A summary of significant estimates and judgments utilized in preparation of the December 31, 2002 consolidated financial statements on a liquidation basis follows:

      Interest Receivable. At December 31, 2002, interest receivable of $0.4 million represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the liquidation period through December 4, 2005 and accounts for less than 0.5% of the Company's total estimated assets.

      Charter Holdback. At December 31, 2002, the Charter holdback of $2.1 million represents the remaining amount of the Asset Sale purchase price held back by Charter to secure indemnity claims against the Company under the Asset Purchase Agreement plus accrued interest.

      Furniture and Fixtures. At December 31, 2002, furniture and fixtures of $0.1 million represents the Company's estimate of cash proceeds to be received on the sale of office furniture.

      Accounts Payable and Accrued Liabilities. At December 31, 2002, accounts payable and accrued expenses were $2.6 million. Included in this amount are accrued circuit termination charges of $0.4 million and other known obligations totaling $1.1 million. The balance of $1.1 million is comprised of the following items:

      - Severance and Other Compensation. Severance and other compensation in the amount of $0.9 million represents severance payable to our former President and Chief Executive Officer of $0.7 million, as well as other healthcare and compensation expenses for current and former employees.

      - Estimated Litigation Settlement Costs. Litigation settlement costs in the amount of $0.2 million represents the Company's expected proportional share of fees and expenses related to settling the Delaware Class Action lawsuits (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC).

      Estimated Costs to be Incurred During The Liquidation Period. At December 31, 2002, the Company estimates that there are $1.1 million of costs to be incurred through December 4, 2005, including compensation for liquidation personnel ($0.5 million), professional fees ($0.5 million), and miscellaneous other costs ($0.1 million).

      Contingency Reserve. In view of the duration of the liquidation period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and is unchanged as of December 31, 2002. At December 31, 2002, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, the amount of liquidation proceeds that may be paid to stockholders will be increased.

SIGNIFICANT ACCOUNTING POLICIES - GOING CONCERN BASIS

      Principles Of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash And Cash Equivalents. Cash and cash equivalents include all short-term, highly-liquid investments with an original maturity of 90 days or less. Cash equivalents consist principally of interest-bearing money market accounts with financial institutions and highly-liquid investment-grade debt securities of the U.S. Government. The Company maintains the majority of its cash at one financial institution. At most times, such cash is in excess of the FDIC insurance level. The carrying value of cash equivalents approximates fair market value due to the short-term maturities of the instruments.

      Short-Term Investments. Short-term investments are classified as available-for-sale and are accounted for at fair value. Prior to November 27, 2002, unrealized holding gains and losses were included as a component of stockholders' equity until realized. For the purpose of determining gross realized gains and losses, the cost of securities sold was based upon specific identification.

      Short-term investments at December 31, 2002 consisted of certificates of deposit of $1.2 million. Short-term investments classified as current assets at December 31, 2001 consisted of $6.1 million of U.S. Government obligations with a net unrealized gain of $0.5 million.

      Long-Lived Assets. Property, equipment and improvements were recorded at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight-line method over the estimated useful lives of the assets. The Company capitalized costs associated with the design and implementation of internal-use software, including internally and externally developed software, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized external software costs included the actual costs to purchase existing software from vendors. Capitalized internal software costs generally included personnel costs incurred in the enhancement and implementation of purchased software packages.

      The Company reviewed for the impairment of long-lived assets whenever events or changes in circumstances indicated that the carrying amount of an asset may not have been recoverable. An impairment loss was recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition was less than its carrying amount. In addition, the estimated useful lives of all long-lived assets were periodically reviewed by management for reasonableness.

      Warrants Issued In Connection With Distribution Agreements. As an inducement to certain cable partners to commit systems, the Company issued warrants to purchase its common stock in connection with Network Service agreements and other agreements, collectively referred to as distribution agreements. The Company valued warrants to purchase its common stock using an accepted options pricing model based on the value of the stock when the warrants are earned. The Company recognized an addition to equity for the fair value of any warrants issued, and recognized the related expense over the term of the agreement with the respective cable system, generally four to five years, in accordance with Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

      Income Taxes. The Company accounted for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and were measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Stock-Based Employee Compensation. The Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

      The following illustrates the effect on net income (loss) and net income
(loss) per share if the fair value based method of SFAS 123 had been applied to all outstanding and unvested awards in each period (in thousands).

                                                                     JANUARY 1, 2002
                                                                     TO NOVEMBER 27,        DECEMBER 31,
                                                                          2002           2001            2000
                                                                       --------       ---------       ---------
      Net income (loss) as reported .............................      $ 28,446       $(125,574)      $(150,410)
      Add: Stock based employee compensation expense included in
         reported net income ....................................         1,704             768             129
      Deduct: Total stock-based employee compensation expense
         determined under fair value based methods for all awards       (12,589)        (17,553)        (17,150)
                                                                       --------       ---------       ---------
      Pro forma net income (loss) ...............................      $ 17,561       $(142,359)      $(167,431)
                                                                       ========       =========       =========
      Basic and diluted net income (loss)  per share:
          As reported ...........................................      $   0.66       $   (2.14)      $   (2.67)
          Pro forma .............................................      $   0.41       $   (2.42)      $   (2.97)

      Net Income (Loss) Per Share. The Company computes net income (loss) per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net loss available to common stockholders per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

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

      Fair Value Of Financial Instruments. The fair values of short-term investments at December 31, 2001 were $38,000 greater than cost. The carrying value of long term-debt approximated fair value.

      Concentration Of Credit Risk. The Company's customers at December 31, 2001 consisted of residential and commercial customers in the various markets served by the Company. As such, no single customer accounted for greater than 10% of revenue or accounts receivable balances for any periods presented. Revenue from the Company's major Network Services customer, Charter, accounted for 35.9% and 16.4% of net revenue for the years ended December 31, 2001 and 2000, respectively. Approximately 37.5% and 31.0% of the Company's gross trade receivables balance at December 31, 2001 and 2000, respectively, was from Charter.

      Effective December 31, 2001, the Company discontinued providing international ISP infrastructure services to Kabel Nordrhein - Westfalen Gmbh & Co KG ("KNRW"). This segment has been presented as part of discontinued operations in the Company's Consolidated Statement of Operations. Had these services not been classified as a discontinued operation, international ISP infrastructure services revenue would have comprised 21.9% of the Company's total net revenue for 2001. The Company did not have revenue from international ISP infrastructure services for the year ended December 31, 2000. Approximately 28.2% of the Company's gross trade receivables balance at December 31, 2001 was from KNRW.

      Use Of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. These estimates are based on knowledge of current events and anticipated future events. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 ("SFAS 146"), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will not impact the Company due to its adoption of the liquidation basis of accounting.

      In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal's Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. The losses on early extinguishment of debt and capital lease obligations that were classified as extraordinary items in prior periods presented that do not meet the criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

      In November 2002, the FASB, issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 are effective for our December 31, 2002 financial statements. We do not expect adopting the recognition provisions of FIN 45 will have an impact on the Company. The disclosures required by FIN 45 have been included in Note 14. "Commitments, Guarantees and Contingencies".

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 is not expected to have an impact on the Company because we do not hold any interest in an entity qualifying as a VIE.

      In January 2003, the FASB issued Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 to our consolidated financial statements for our stock option accounting policy and required disclosures. As now required by SFAS 148, these disclosures will be updated each reporting period beginning the first quarter 2003.

2. DISCONTINUED OPERATIONS

HIGH SPEED INTERNET ACCESS AND RELATED SERVICES

      On February 28, 2002, we consummated the sale of substantially all of our assets (the "Asset Sale") to CC Systems, LLC immediately after obtaining the required approval of our stockholders. The Asset Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated September 28, 2001, between the Company and Charter Communications Holding Company, LLC. Subsequent to September 28, 2001, Charter Communications Holding Company, LLC assigned to CC Systems, LLC the rights to purchase assets and certain other rights under the Asset Purchase Agreement and certain other related agreements. Except as otherwise specifically noted or unless the context otherwise requires, any reference herein to "Charter" should be deemed a reference individually and/or collectively to any of the following Charter entities: Charter Communications Holding Company, LLC, Charter Communications, Inc, CC Systems, LLC, and Charter Communications Ventures, LLC.

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

      Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from the Company in consideration for (i) the payment of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all the Company's outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of Common Stock. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002 and $1.0 million plus accrued interest was paid to us on February 28, 2003.

      The Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million. The payment consisted of the following (in millions):

      Cash purchase price per the Asset Purchase Agreement ......      $81.1
                                                                       -----
            Adjustments:
            Current assets acquired by Charter, as adjusted per
              the Asset Purchase Agreement ......................        4.5
            Capital leases, debt and other liabilities assumed or
              paid by Charter ...................................      (12.7)
            Indemnity holdbacks .................................       (3.4)
                                                                       -----
                    Total adjustments ...........................      (11.6)
                                                                       -----
            Net cash proceeds from sale to Charter ..............      $69.5
                                                                       =====

      Under the Asset Purchase Agreement:

- We sold substantially all of our revenue-generating fixed assets with a net book value of $22.8 million at February 28, 2002.

- We sold all accounts receivable related to Charter systems with a net value of $4.1 million at February 28, 2002, for which we received a purchase price adjustment.

-     The Company paid to Charter $5.1 million for outstanding launch fees.

- Charter paid to the Company $2.2 million for expenses incurred by the Company on Charter's behalf prior to September 28, 2001.

- Charter assumed certain of the Company's operating and capital lease obligations with future minimum lease payments of $13.5 million.

- The Company paid $2.2 million to retire all outstanding long-term debt and $8.1 million to pay-off substantially all of the Company's capital lease obligations. In connection with these payments, the Company recorded a loss on the early extinguishment of debt and capital lease obligation of $2.0 million during the first quarter of 2002.

- Warrants to purchase 2,650,659 shares of our Company stock earned by Charter under various distribution agreements were cancelled.

- All of the Company's 75,000 outstanding shares of Series D Preferred Stock were cancelled.

- Charter assumed certain commitments relating to circuits with a national telecommunications company with future minimum payments of $7.4 million through 2003.

- On February 28, 2002, the Company paid an additional $3.4 million of expenses related to the Asset Sale. The total expenses paid through February 28, 2002 were $6.4 million.

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

      The Company adopted FASB Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. SFAS 144 supersedes Emerging Issues Task Force Issue No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements" and requires a discontinued operation to be accounted for under SFAS 144 if a measurement date for the discontinued operations is not reached under Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" prior to the entity's period-end. The measurement date for the discontinuance of the Company's high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's stockholders approved the Asset Sale. Consequently, the results of operations of the high speed Internet access and related services business have been presented as discontinued operations and prior periods have been restated.

INTERNATIONAL ISP INFRASTRUCTURE SERVICES

      On December 31, 2001, the Company terminated its agreement with KNRW in Germany for the provision of international ISP infrastructure services. In connection with the discontinuance of the international ISP services business segment, we incurred a one-time charge of $0.6 million in the fourth quarter 2001 for the accrual of estimated losses during the phase-out period, including personnel, travel, and facility costs. The results of this operation have been classified as discontinued.

3. SUBSEQUENT EVENTS

      On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (see Note 14, "Commitments, Guarantees and Contingencies"), and deferred release of half of the $2.0 million indemnity holdback. The Company collected $1.0 million of its indemnity holdback plus accrued interest from Charter, and will seek the release of the $1.0 million balance plus accrued interest if and at such time as Charter is dismissed as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000.

      On March 3, 2003, the Board of Directors cancelled the Company's stock option plans and authorized the Company to cancel all of its 2,862,174 outstanding stock options upon receipt of each optionee's agreement to accept payment from the Company of an amount equivalent to what the optionee would have received had the optionee exercised their options and sold the underlying shares. The Company expects each optionee to agree to these terms. Pursuant to the Plan, the Board of Directors also accelerated the vesting of 149,992 options. Accordingly, the Company has recorded $0.2 million in accounts payable and accrued liabilities to cover these payments.

      Also on March 3, 2003, the Company announced that it currently intends to make an initial cash distribution of $1.40 per share to its stockholders in late May 2003, subject to various uncertainties.

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

      The components of property, equipment and improvements at December 31, 2001 are as follows (in thousands):

      Equipment ...........................................        $43,047
      Furniture and fixtures ..............................            432
      Capitalized software ................................          4,661
      Leasehold improvements ..............................          3,911
                                                                   -------
                                                                    52,051
      Less accumulated depreciation and amortization ......         26,378
                                                                   -------
                                                                   $25,673
                                                                   =======

      Equipment includes assets acquired under capital leases, principally headend equipment, modems, furniture and fixtures, and telephone equipment, with an original cost of $25.5 million at December 31, 2001. Accumulated depreciation of these assets was $8.0 million at December 31, 2001.

      Depreciation and amortization expense of property, equipment and improvements, excluding capitalized computer software costs, for the period January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000 was $1.8 million, $25.2 million and $19.8 million, respectively.

      Amortization of capitalized computer software costs was $0.3 million, $3.4 million and $1.8 million for the period January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000, respectively. The unamortized cost of capitalized internal-use software was $2.4 million at December 31, 2001.

5. ASSET IMPAIRMENT CHARGES

      During 2001, the Company recorded an asset impairment charge of $28.8 million for the write-down of non-Charter fixed assets and goodwill. The impairment charge was attributable to the following items:

      - Exit from Non-Charter Cable TV Markets. The Company exited all of its cable system agreements except for those with Charter. During 2001, the Company recorded an asset impairment charge of $17.7 million for the write-down of the equipment used in these markets, additional excess inventory used in the cable modem business, furniture and fixtures and equipment located in the Denver corporate headquarters and call center and other regional offices. The remaining net book value of these assets at December 31, 2001, was $0.7 million. Additionally, the Company wrote off the remaining goodwill associated with the acquisition of High Speed Access Network, Inc. ("HSAN") and CATV.net, Inc. of $1.5 million.

      - Sale of Digital Chainsaw. During 2001, the Company recorded an asset impairment charge of $0.5 million to write-down the Digital Chainsaw fixed assets to zero. These assets were disposed of on October 31, 2001. Additionally, the Company wrote off the remaining goodwill associated with the acquisition of Digital Chainsaw of $1.7 million.

      - Abandon DSL Effort. The Company discontinued its efforts to enter the DSL market. During 2001, the Company recorded an asset impairment charge to write off the remaining value of the DSL assets of $3.2 million. In connection with the purchase of certain DSL assets, the Company entered into a $1.9 million debt financing agreement with Lucent Technologies Inc. ("Lucent") in July 2001. The debt obligation was paid in full on September 28, 2001 at a discount of $250,000. This transaction, along with prior purchases, has fulfilled our $5.0 million purchase obligation with Lucent.

      - Write Off Information Systems Not Used. During 2001, the Company recorded asset impairment charges of $4.2 million to write off the remaining value of information systems that were not being acquired by Charter.

      During 2000, the Company reduced the carrying value of the goodwill related to the purchase of Digital Chainsaw to its estimated fair value resulting in an asset impairment charge of $22.4 million.

6. DISTRIBUTION AGREEMENTS

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

      Charter earned warrants to purchase 599,949 and 1,972,972 shares of common stock under these agreements during the years ended December 21, 2001 and 2000, respectively. There were no warrants earned during the period January 1, 2002 to November 27, 2002. Deferred distribution agreement costs of $2.6 million and $9.5 million were recorded in conjunction with these warrants during the years ended December 31, 2001 and 2000, respectively. Amortization of distribution agreement costs associated with these warrants of $0.4 million, $2.7 million and $1.5 million was recognized in the statement of operations for the period January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000, respectively.

      In connection with the Asset Sale to Charter on February 28, 2002, the Network Services agreements were terminated and the related warrant to purchase 12,000,000 shares of common stock, including 2,650,659 unexercised warrants were cancelled. The Company wrote off the unamortized balance of warrants during the first quarter of 2002 in connection with the Asset Sale.

      As part of the distribution agreement with Charter, each home passed, launched or intended to be launched on or before the second anniversary date of the distribution agreement, the Company paid Charter, at Charter's option, a launch fee of $3.00 per home passed committed. During the years ended December 31, 2001 and 2000, the Company paid to Charter launch fees of $2.9 million and $3.8 million, respectively. In these systems where the Company paid a launch fee to Charter, the Company received increased revenue in years two through five of the distribution agreement. The launch fees paid were amortized against this additional revenue received from Charter. During 2002 and 2001, the Company amortized launch fees of $0.2 million and $0.6 million, respectively, against the additional revenue received from Charter.

      In connection with the Asset Sale to Charter on February 28, 2002, the Company paid to Charter an additional $5.1 million for outstanding launch fees. This amount, along with the unamortized balance of previously paid launch fees were written off in the first quarter of 2002 in connection with the Asset Sale.

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

      Amortization of distribution agreement costs associated with these warrants of $1.8 million and $0.4 million was recognized in the statement of operations for the years ended December 31, 2001 and 2000 respectively.

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

      Amortization of distribution agreement costs associated with these warrants of $1.5 million and $0.2 million was recognized in the statement of operations for the years ended December 31, 2001 and 2000 respectfully.

MICROSOFT CORP.

      At the time of the Company's initial public offering, the Company entered into a non-binding letter of intent with Microsoft Corp. ("Microsoft") covering a number of potential areas of strategic relationship. Pursuant to the non-binding letter of intent and subsequent letter agreement entered into in June 1999, the Company granted Microsoft warrants to purchase 387,500 shares of common stock at an exercise price of $16.25 per share. These warrants expire on May 1, 2004.

8. OTHER CURRENT LIABILITIES

      The components of other current liabilities at December 31, 2001 as follows (in thousands):

      International operations - rent, salaries and related benefits      $  613
      International operations - taxes .............................         950
      Other taxes ..................................................         780
      Payable to cable partners ....................................       2,045
      Lease and circuit termination expenses .......................       2,478
      Other ........................................................       2,821
                                                                          ------
                                                                          $9,687
                                                                          ======

      See Note 1 for a description of liquidation basis liabilities as of December 31, 2002.

7. LEASE OBLIGATIONS AND LONG TERM DEBT

      Prior to the discontinuation of its operations, the Company leased certain office facilities under operating leases. Rent expense was reflected on a straight-line basis over the term of the leases. Facility rent expense was $0.5 million, $6.5 million and $4.0 million for the period January 1, 2002 to November 27, 2002 and for the years ended December 31, 2001 and 2000, respectively. Additionally in 2001, the Company recorded a charge of approximately $5.0 million relating to vacated office space.

      The Company recorded a non-recurring loss on the early extinguishment of debt and capital lease obligations of $2.0 million during 2002. The Company paid a total of $10.3 million to terminate debt and certain capital leases with future minimum payments of $10.5 million. The $2.0 million loss represents the amount of cash paid over the recorded net book value of $8.3 million.

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

8. INCOME TAXES

      As of December 31, 2002 and 2001, the Company had deferred tax assets of approximately $97.4 million and $131.4 million, respectively, primarily related to federal and state net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance based upon the Company's history of operating losses. The federal net operating loss carryforwards of approximately $280.7 million and $286.9 million at December 31, 2002 and 2001, respectively, expire beginning in year 2018. Utilization of these net operating losses will be subject to a substantial annual limitation based upon changes in the Company's ownership as provided in Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation will result in the expiration of net operating losses before utilization.

      The Company's income tax provision (benefit) for the tax period ended December 31, 2002, 2001 and 2000 differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                                                                2002           2001           2000
                                                              --------       --------       --------
      Tax provision (benefit) at U.S. statutory rate ...      $  9,157       $(42,695)      $(51,139)
      Net operating losses and temporary differences not
       recognized ......................................       (12,312)        41,346         42,729
      Amortization and other permanent differences .....         3,155          1,349          8,410
                                                              --------       --------       --------
       Total ...........................................      $     --       $     --       $     --
                                                              ========       ========       ========

      Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, 2002 and 2001 are as follows (in thousands):

                                                          2002            2001
                                                       ---------       ---------
      Deferred tax assets (liabilities):
       Net operating loss carryforwards .........      $  97,277       $ 116,574
       Long-lived assets and other receivables ..           (964)          9,652
       Accrued expenses, not currently deductible          1,124           5,208
                                                       ---------       ---------
       Total deferred tax assets ................         97,437         131,434
       Less valuation allowance .................        (97,437)       (131,434)
                                                       ---------       ---------
       Net deferred tax assets ..................      $      --       $      --
                                                       =========       =========

9. EMPLOYEE BENEFITS

      The Company has a deferred compensation plan established in accordance with Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees could defer a portion of their pretax earnings up to the annual contribution limit. During 2001, the Company provided a matching contribution of 90,783 shares of Company stock valued at $96,457 as of December 31, 2000 for participants' contributions made in 2000. On October 7, 2002, the Company's Board of Directors adopted a unanimous written consent authorizing the termination of the plan. Upon termination of the plan, participants became 100% vested in their accounts.

      In 2002, 2001 and 2000, the Company recorded $2.6 million, $4.0 million and $1.3 million, respectively, of severance and related costs associated with workforce reductions and the termination of approximately 15, 375 and 64 employees, respectively. At December 31, 2002, approximately $0.9 million remains unpaid.

10. STOCKHOLDERS' EQUITY

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

      In December 2000, the Company completed the sale of 75,000 shares of Series D convertible preferred stock to Vulcan and Charter Communications Ventures, LLC, for proceeds of approximately $74.0 million, net of issuance costs. The preferred stock was convertible at the option of Vulcan and Charter into common stock of the Company at an initial conversion price of $5.01875 per share, subject to adjustment for future stock issuances of capital stock and other customary adjustments for stock splits and dividends. In connection with the Asset Sale, all of the Company's 75,000 outstanding shares of Series D Preferred Stock were tendered and subsequently cancelled by the Company.

      On February 28, 2002, the Company purchased 20,222,139 shares of common stock from Vulcan for an aggregate purchase price of $4.4 million, or $0.22 per share. These shares were subsequently retired.

11. STOCK OPTION PLAN

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

      The exercise price for the options is determined by the Board of Directors, but generally shall not be less than 100% of the estimated fair market value of the common stock on the date the option is granted. All options outstanding under the 1998 Plan are fully vested. Generally, options issued under the 1999 Plan vest over a four-year period after the date of grant and expire ten years after the date of grant. Options issued under the Directors Plan, other than the options granted in January 1999 that are discussed below, vest ratably over the grantee's remaining term as director. Option holders that terminate their employment with the Company forfeit all non-vested options.

      Options to purchase 46,500 shares were granted under the 1999 Plan with an exercise price of $3.23 per share. These stock options were considered to be compensatory; and accordingly, the Company recorded deferred compensation of $0.4 million. The Company recognized this amount over the four-year vesting period of these options. During the period January 1, 2002 to November 27, 2002 and each of the years ended December 31, 2001 and 2000, the Company recognized $24,000, $0.1 million and $0.1 million, respectively, of non-cash compensation expense related to these options.

      The following table summarizes the activity in the 1998, 1999 and Directors Plans:

                                                                  SHARES UNDER       EXERCISE PRICE    WEIGHTED AVERAGE
                                                                     OPTION             PER SHARE       EXERCISE PRICE
                                                                  ------------      ----------------   ----------------
            Outstanding at December 31, 1999                        2,934,011       $0.65 to $ 27.88      $    15.10
                 Options Granted                                    5,442,603       $1.84 to $ 20.75      $     7.16
                 Options Cancelled                                 (1,519,215)      $0.65 to $ 27.88      $    15.02
                 Options Exercised                                   (196,204)      $0.65 to $ 13.00      $     2.68
                                                                   ----------                             ----------
            Outstanding at December 31, 2000                        6,661,195       $0.65 to $ 27.88      $     9.22
                 Options Granted                                    2,398,092       $0.16 to $1.97        $     1.24
                 Options Cancelled                                 (3,622,461)      $0.50 to $ 27.88      $     7.26
                                                                   ----------                             ----------
            Outstanding at December 31, 2001                        5,436,826       $0.16 to $ 27.88      $     6.95
                 Options Granted                                       46,500       $0.54 to $.0.54       $      .54
                 Options Cancelled                                 (2,499,065)      $0.31 to $27.88       $     6.02
                 Options Exercised                                   (122,087)      $0.16 to $1.18        $      .30
                                                                   ----------                             ----------
            Outstanding at November 27, and December 31, 2002       2,862,174       $0.54 to $26.75       $     7.93
                                                                   ==========                             ==========

      Prior to the consummation of the Asset Sale on February 28, 2002, we employed 536 people. Charter hired approximately 500 of these employees after the Asset Sale was consummated. As of December 31, 2001, employees hired by Charter had approximately 2,500,000 stock options outstanding of which approximately 1,200,000 were vested. No additional vesting of stock options granted to the employees hired by Charter occurred subsequent to February 28, 2002. In addition, employees hired by Charter had 90 days after February 28, 2002 to exercise vested options. None of the options were exercised during 2002. Accordingly, the options were cancelled in June 2002.

      The fair value of options granted for the period from January 1, 2002 to November 27, 2002 and for the years ended December 31, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the pricing models:

                                           FOR THE PERIOD         DECEMBER 31,
                                         FROM JANUARY 1,2002   -------------------
                                         TO NOVEMBER 27, 2002    2001      2000
                                         --------------------  --------  --------
      Expected life of options in years         2 years        5 years   5 years
      Risk-free interest rate .........           3.22%          4.82%     6.15%
      Expected dividend yield .........            0%             0%        0%
      Expected volatility .............           90%            90%       90%

      The Black-Scholes option value model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of the stock options granted during the period from January 1, 2002 to November 27, 2002 and the years ended December 31, 2001 and 2000 was $0.27, $0.89 and $5.25 per share, respectively.

      The following table summarizes information about options outstanding at December 31, 2002:

                                               STOCK OPTIONS OUTSTANDING                  STOCK OPTIONS EXERCISABLE
                                            -------------------------------------      ------------------------------
                                               WEIGHTED AVERAGE     WEIGHTED
     RANGE OF                               REMAINING CONTRACTUAL     AVERAGE                        WEIGHTED AVERAGE
 EXERCISE PRICES            SHARES                  LIFE           EXERCISE PRICE        SHARES       EXERCISE PRICE
 ---------------            ------          ---------------------  --------------      ---------     ----------------
  $ 0.00 to $ 1.34          483,145                  4.8               $  1.17           368,147        $   1.15
  $ 1.35 to $ 2.78          114,929                  2.2               $  1.49           114,804        $   1.49
  $ 2.79 to $ 5.58          962,039                  1.0               $  2.92           961,539        $   2.92
  $ 5.59 to $ 8.36          348,936                  1.5               $  6.96           324,630        $   6.89
  $ 8.37 to $13.93           88,875                  3.0               $ 13.00            79,187        $  13.00
  $16.73 to $19.51          796,500                   .7               $ 17.68           796,500        $  17.68
  $19.51 to $22.30           66,250                   .2               $ 21.84            66,250        $  21.84
  $25.09 to $27.88            1,500                  6.8               $ 26.75             1,125        $  26.75
  ----------------        ---------                  ---               -------         ---------        --------
                          2,862,174                  1.7               $  7.93         2,712,182        $   8.19
                          =========                  ===               =======         =========        ========

      Also see Note 3 "Subsequent Events" for information regarding the Board's actions related to outstanding stock options.

12. NET INCOME (LOSS) PER SHARE

      Diluted loss available to common stockholders per share equals basic loss available to common stockholders per share because the assumed exercise of the Company's stock options and warrants and the assumed conversion of preferred stock is dilutive. Options and warrants to purchase 2,862,174, 8,761,492 and 9,505,853 shares of common stock, were excluded from the calculation of net income (loss) available to common stockholders per share for the period January 1, 2002 to November 27, 2002 and for the years ended December 31, 2001 and 2000, respectively.

13. RELATED PARTY TRANSACTIONS

GENERAL

      In November 1998, the Company entered into a systems access and investment agreement with Vulcan and Charter, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, the Company agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if the Company sold equipment to a subscriber, the Company paid Charter 50% of the gross profit the Company received from the sale. The Company paid Charter $1.9 million during the period January 1, 2002 to November 27, 2002 and $5.2 million and $2.6 million in 2001 and 2000, respectively, under these agreements.

      In May 2000, the Company entered into a network services agreement with Charter, under which the Company provided customer service, network operating, monitoring and certain other services to certain Charter cable systems. The Company received payments totaling $7.6 million during the period January 1, 2002 to November 27, 2002 and $9.2 million and $1.0 million in 2001 and 2000, respectively, under the agreement. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, the Company paid Charter, at Charter's option, a launch fee of $3.00 per home passed committed. In 2001 and 2000, the Company paid $2.9 million and $3.8 million, respectively, in launch fees to Charter. We paid an additional $5.1 million in launch fees to Charter in 2002 at the closing of the Asset Sale.

      Additionally, the Company recognized revenue of $0.3 million and $0.6 million in 2001 and 2000, respectively, under the agreement, representing engineering, web services and other network related fees. In addition, the Company was paid $3.2 million and

$3.3 million in 2001 and 2000, respectively, by Charter for reimbursable operating expenses, primarily circuit costs and personnel expenses. At the closing of the Asset Sale, Charter paid to the Company an additional $3.0 million for expenses incurred by the Company on Charter's behalf.

      At December 31, 2001, approximately $4.9 million was due from Charter.

      The Company had an agreement with Gans under which Gans granted the Company the exclusive right to provide the customers of six cable systems owned by Gans with high speed Internet access. The agreement had an original five-year term and provided that Gans would receive a share of the gross revenues the Company received under the agreement. During 2001 and 2000, the Company paid Gans $0.3 million each year under the agreement. This agreement was terminated in the third quarter of 2001.

      On August 9, 2002, John G. Hundley, our Secretary, General Counsel and Senior Vice President - Development, was terminated by the Company and was paid his severance pursuant to a Separation Agreement. He is now employed as Counsel to Frost Brown Todd, LLC, which we have previously engaged to provide legal services to us in connection with various contract matters and strategic activities, and which we have retained to advise us with respect to this liquidation and other matters affecting the wind up of our affairs. We believe this engagement to be on customary and commercially reasonable terms. At the request of the Board, Mr. Hundley continues to serve as our Secretary on a non-employee basis. During 2002, we paid $62,355 to Frost Brown Todd, LLC.

      See Note 2- Discontinued Operations for information regarding the Asset Sale.

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES

      The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which allege breach of fiduciary duty by the individual defendants and Charter, have been consolidated. The complaints in the first three lawsuits (with the Denault complaint the operative complaint in the Consolidated Action) allege, among other things, that the cash purchase price initially proposed by Charter, $73.0 million, was grossly inadequate and that "[t]he purpose of the proposed acquisition is to enable Charter and Allen to acquire [the Company's] valuable assets for their own benefit at the expense of [the Company's] public stockholders." The fourth lawsuit, Krim v. Allen, alleges that the $81.1 million purchase price under the Asset Purchase Agreement was "grossly inadequate," and that Charter and Paul Allen acted in a manner calculated to benefit themselves at the expense of HSA's public shareholders.

      The plaintiffs ask to represent the interests of all common stockholders of the Company and seek (except in the case of Krim v. Allen) injunctive relief preventing the Company from consummating the Asset Sale. All four complaints seek to rescind the transaction and seek unspecified monetary damages.

      We believe these lawsuits are entirely without merit. Nevertheless, lawyers for the defendants in these lawsuits had discussions with attorneys representing the plaintiffs in the first three lawsuits concerning, among other topics, financial and other changes to the terms of the then draft Asset Purchase Agreement. As a result of these discussions, a tentative agreement was reached to settle the first three lawsuits subject to the completion of confirmatory discovery. The tentative settlement was embodied in a Memorandum of Understanding (the "MOU"), dated as of January 10, 2002, executed by counsel to all parties to the first three lawsuits. The MOU provides, among other things, that the settlement is premised upon defendants' acknowledgment that the prosecution of the first three litigations was a "substantial causal factor" underlying defendants' decision to condition the Asset Sale on the public stockholder majority vote and was "one of the causal factors" underlying Charter's decision to increase the consideration to be paid to the Company in connection with the Asset Sale. The MOU further provides that defendants shall, upon Court approval, pay up to $390,000, which amount will be allocated among the defendants, to reimburse plaintiffs' counsel for the fees and expenses incurred in pursuit of these litigations. The claims asserted in the fourth lawsuit, Krim v. Allen, will be covered by the settlement if it is ultimately approved by the Court.

      Confirmatory discovery now has been completed and final documentation of the settlement has been negotiated and executed. The settlement, however, is subject to the approval of the Delaware Chancery Court following notice to class members. The court has a hearing for April 16, 2003 to consider any objections to, and whether it should approve, the settlement. In the event the court approves the settlement and no other objection, motions or appeals are filed, the court's approval will be deemed final on May 16, 2003.

      The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. George Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United

States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

      On July 15, 2002, the Company moved to dismiss all claims against it and Messrs. Willett and Pitcock. The allegations against Messrs. Willett and Pitcock were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of
Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

      This action is being coordinated with nearly three hundred other nearly identical actions filed against other companies. Prior to the February 19, 2003 ruling on the Company's motion to dismiss, there were settlement discussions among the plaintiffs, the company defendants and their insurance carriers, which if closed would have removed the Company from the litigation without payment of any funds. However, as a result of the recent ruling, we cannot opine as to whether or when a settlement might occur.

      With respect to the allegations against the Company, we believe this lawsuit is without merit and intend to continue to vigorously defend against the claims made therein. We express no opinion as to the allegations lodged against Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities Inc.

      On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

      We do not believe that the results of either of the above-noted legal proceedings will have a material adverse effect on our net assets in liquidation. However, the Company's defense of and/or attempts to settle favorably these proceedings and claims may affect the timing and amount of any distributions made under the Plan. The Company will not make any liquidation distributions until the Delaware Class Actions lawsuits are finally settled.

      Indemnification of Charter. In connection with the Asset Sale, we agreed to indemnify Charter against all claims arising from breaches of our representations, warranties and covenants, various excluded liabilities and the pre-closing operation of the assets we sold to Charter. The material representations and warranties related to, among other things: the necessary stockholder approval required to consummate the Asset Sale; the absence of defaults under our material agreements; the assets being sold comprising of all material assets used in the provision of high speed Internet access to Charter's customers via cable modems; the absence of certain changes or events; compliance with applicable laws, including environmental laws; the absence of litigation; the status of our material contracts, capital leases and operating leases; real property, including leased premises; title to and condition of the assets being sold; intellectual property rights; taxes; labor matters; employee benefit plans; our solvency immediately following the closing; and the correctness of information we provided to Houlihan Lokey and Lehman Brothers in connection with the issuance of their fairness opinion.

      With the exception of certain representations and warranties and covenants described below, all of the above-noted representations and warranties are in effect through August 31, 2003, however any claims arising from any breaches of these representations and warranties can only be asserted against and are limited to the $2.0 million indemnification holdback that was released to us on February 28, 2002 (subject to the single $1 million potential claim described below).

      The following representations and warranties and covenants extend beyond August 31, 2003 and are not subject to any limitations:

      (i) breaches of representations and warranties related to title to the acquired assets, certain matters affecting intellectual property, technology and know-how, will be in effect until the Company is finally dissolved on December 5, 2005;

      (ii) breaches of representations and warranties related to taxes, certain employee benefit plans and environmental matters will be in effect through February 28, 2004;

      (ii) the excluded liabilities, including the $1 million claim pertaining to Charter being named as a defendant and "successor in interest" to the Company in the IPO Litigation;

      (iii) our operation of the assets sold to Charter prior to the closing of the Asset Sale; and

      (iv) common law fraud.

      The Company has no liability to Charter for claims arising from breaches of our representations and warranties unless the damages in the aggregate for such breaches exceed $250,000, in which case Charter is entitled to reimbursement from the first dollar of such damages. However, Charter is entitled to reimbursement from the first dollar of damages related to (i) breaches of post-closing covenants and representations and warranties related to title, taxes, certain benefit plans and environmental matters, (ii) the excluded liabilities, (iii) operation of the assets sold to Charter prior to the closing of the Asset Sale, and (iv) actual common law fraud, and such damages are unlimited. These indemnification obligations are limited to actual damages. The Company has no liability to Charter for indirect or consequential damages.

      On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

      Other than the Charter IPO Indemnity Claim described above, we are aware of no other claims that Charter has or intends to assert against us in connection with the Asset Sale.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of unaudited quarterly financial information (going concern basis) for the period January 1, 2002 to November 27, 2002 and the year ended December 31, 2001 follows (in thousands, except per share amounts):

                                                                     THREE MONTHS  THREE MONTHS   THREE MONTHS     OCTOBER 1, 2002
                                                                         ENDED         ENDED          ENDED             TO
                                                                       MARCH 31,      JUNE 30,     SEPTEMBER 30,    NOVEMBER 27,
                                                                         2002          2002            2002             2002
                                                                     ------------  ------------   ------------     ---------------
Total general and administrative operating expense ................  $      1,495  $      4,118   $        521     $           265
Gain on sale of fixed assets ......................................            --           --              --                 (41)
                                                                     ------------  ------------   ------------     ---------------
Loss from continuing operations before
  other income (expense), discontinued
  operations and extraordinary item ...............................        (1,495)       (4,118)         (521)                (224)
Investment income .................................................           189           335           328                  177
Interest expense ..................................................          (224)           (2)           --                   --

Loss from continuing operations before                               ------------  ------------   ------------     ---------------
  discontinued operations and extraordinary item ..................        (1,530)       (3,785)          (193)                (47)
Discontinued operations:
  Loss from discontinued operations, net ..........................        (4,112)         (105)            --                  --
  Gain on sale of operations to Charter ...........................        40,259            --             --                  --
Extraordinary item:
  Loss on early extinguishment of debt and
    capital lease obligations .....................................        (2,041)           --             --
                                                                     ------------  ------------   ------------     ---------------
Net income (loss) .................................................  $     32,576  $     (3,890)  $       (193)    $           (47)
                                                                     ============  ============   ============     ===============
Basic and diluted net income (loss) per share:
  Loss from continuing operations .................................  $       (.03) $       (.10)  $       (.01)    $            --
  Loss from discontinued operations ...............................          (.07)           --             --                  --
  Gain on sale of operations to Charter ...........................           .77            --             --                  --
  Loss on early extinguishment of debt and capital lease obligations         (.04)           --             --                  --

Net income (loss) per share .......................................  $        .63  $       (.10)  $       (.01)    $            --

                                                                     THREE MONTHS  THREE MONTHS   THREE MONTHS      THREE MONTHS
                                                                         ENDED         ENDED          ENDED            ENDED
                                                                       MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                                         2001          2001            2001             2001
                                                                     ------------  ------------   ------------     ---------------
Total general and administrative operating expense ................  $      1,608  $      1,655   $      1,448     $         1,270
                                                                     ------------  ------------   ------------     ---------------
Loss from continuing operations before
  other income (expense), discontinued
  operations and extraordinary item ...............................        (1,608)       (1,655)        (1,448)             (1,270)
Investment income .................................................         1,417           882            536                 500
Interest expense ..................................................          (649)         (578)          (551)               (417)
                                                                     ------------  ------------   ------------     ---------------
Loss from continuing operations before
  discontinued operations and extraordinary item ..................          (840)       (1,351)        (1,463)             (1,187)
Discontinued operations:
  Loss from discontinued operations, net ..........................       (32,550)      (32,658)       (49,828)             (5,697)
                                                                     ------------  ------------   ------------     ---------------
Net income (loss) .................................................  $    (33,390) $    (34,009)  $    (51,291)    $        (6,884)
                                                                     ============  ============   ============     ===============
Basic and diluted net income (loss) per share:
  Loss from continuing operations .................................  $       (.02) $       (.02)  $       (.02)    $          (.02)
  Loss from discontinued operations ...............................          (.55)         (.56)          (.85)               (.10)

Net income (loss) per share .......................................  $       (.57) $       (.58)  $       (.87)    $          (.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF HIGH SPEED ACCESS CORP.

      The following table sets forth certain information concerning our directors as of March 4, 2003:

                                             DIRECTOR UNTIL ANNUAL
             NAME                AGE      MEETING OF STOCKHOLDERS IN
      --------------------       ----     --------------------------
      Irving W. Bailey, II        60                 2003
      Michael E. Gellert          70                 2004
      Daniel J. O'Brien           43                 2004
      David A. Jones, Jr.         44                 2005
      Robert S. Saunders          50                 2005

      David A. Jones, Jr., has served as Chairman of the Board and a director of the Company since April 1998. Since 1994, Mr. Jones has been Chairman of Chrysalis Ventures, a private equity management firm. Mr. Jones also serves as Vice Chairman and a director of Humana Inc.

      Daniel J. O'Brien, 43, the Company's former President and Chief Executive Officer, has been a director since September 2000. Mr. O'Brien joined the Company as Chief Operating Officer in October 1999 and was named President in November 1999 and Chief Executive Officer in February 2000. Mr. O'Brien's employment with the Company was terminated on April 30, 2002. Since May 2002, Mr. O'Brien has served as Chief Executive Officer of Brief Original Broadcasts. From 1995 to October 1999, Mr. O'Brien was President and Chief Operating Officer of Primestar, Inc. and previously served as President of Time Warner Satellite Services.

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

EXECUTIVE OFFICERS OF HIGH SPEED ACCESS CORP.

The following table sets forth certain information concerning our executive officers. The executive officers serve at the pleasure of the Board of Directors.

                              NAME               AGE         POSITIONS WITH THE COMPANY
                       -----------------         --   -------------------------------------
                       George E. Willett         41   President and Chief Financial Officer
                       John G. Hundley           43   Secretary

      George E. Willett was appointed as Chief Financial Officer of the Company in June 1998 and President of the Company effective May 1, 2002. From 1997 to 1998, Mr. Willett served as Chief Financial Officer of American Pathology Resources, Inc. and, from 1994 to 1997, as Chief Financial Officer of Regent Communications, Inc., a radio station holding company.

      John G. Hundley previously served as Secretary and General Counsel of the Company from November 2001, and Senior Vice President -- Business Development and Assistant Secretary of the Company from November 2000. On August 9, 2002, Mr. Hundley was terminated by the Company and was paid his severance pursuant to a Separation Agreement. He is now employed as Counsel to Frost Brown Todd, LLC, which we have previously engaged to provide legal services to us in connection with various contract matters and strategic activities, and which we have retained to advise us with respect to this liquidation and other matters affecting the wind up of our affairs. We believe this engagement to be on customary and commercially reasonable terms. At the request of the Board of Directors, Mr. Hundley continues to serve as our Secretary on a non-employee basis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth for the year ended December 31, 2002 the compensation received by our Chief Executive Officer and the other four most highly compensated officers of the Company based on salary and bonus for the year ended December 31, 2002 (the "Named Officers").

                                                                            LONG-TERM COMPENSATION
                                                                                     AWARDS
                                                                        -----------------------------
              NAME AND                      ANNUAL COMPENSATION                           SECURITIES
---------------------------------         -----------------------        RESTRICTED       UNDERLYING        ALL OTHER
         PRINCIPAL POSITION        YEAR     SALARY      BONUS (1)       STOCK AWARD (3)    OPTIONS(6)      COMPENSATION
---------------------------------  ----   ---------    ----------       ---------------   -----------     -------------
Daniel J. O'Brien                  2002   $ 165,385                                                       $1,641,378(7)
  Former President and Chief       2001     500,000    $ 375,000(2)     $1,300,000(4)       100,000            7,464
  Executive Officer                2000     412,500      250,000(13)       518,760(4)       850,000            2,265

Gregory G. Hodges                  2002      82,691                                                          274,517(8)
  Former Chief Operating Officer   2001     250,000      125,000           187,500(4)       150,000               --
                                   2000     107,500       50,000                --          200,000               --

Richard George                     2002      17,692
  Former Chief Operating Officer,  2001     214,583      150,000           187,500(4)        29,167          214,862(9)
  HSA International, Inc.          2000     150,000      105,537                --           57,500               --

George E. Willett                  2002     167,354       84,000
  President and Chief              2001     168,000      125,000           140,625 (5)      150,000            3,400(11)
  Financial Officer                2000     135,208      105,000                --           29,063               --

John G. Hundley                    2002     100,781                                                          176,950(10)
  Secretary                        2001     164,800      175,000                --           44,000           29,693(12)
                                   2000     135,208       91,678                --           22,500               --

----------
(1) Amount shown for bonuses were earned during the fiscal year noted and paid in the following fiscal year unless otherwise noted herein.

(2) Amount shown for 2001 includes a $250,000 bonus paid in April 2001 per Mr. O'Brien's Employment Agreement dated November 10, 2000 plus an additional $125,000 earned for fiscal year 2001 and paid in fiscal year 2002.

(3) The value of the restricted stock award to the listed recipients is calculated based on the closing sales price of the Company's common stock as reported on the Nasdaq National Market on the date of grant. The number of restricted stock shares awarded during 2001 and the Company's closing stock price at the time of grant by person were the following; Mr. O'Brien (1,000,000 at $1.30 per share), Mr. Hodges (100,000 at $1.875), Mr. George
      (100,000 at $1.875) and Mr. Willett (75,000 at $1.875). During 2000, Mr.
      O'Brien was awarded 200,000 shares of restricted stock. The closing price stock price at the time of grant was $2.5938.

(4) During 2002, the Company terminated the employment of Mr. O'Brien, Mr. Hodges and Mr. George. The restricted shares vested upon the employment termination.

(5) The restricted shares awarded to Mr. Willett vest 100% on February 7, 2004 if Mr. Willett is still employed by the Company on said date. Mr. Willett will receive any cash distributions made by the Company with respect to such shares. The restrictions on the stock will lapse if Mr. Willett's employment is involuntarily or constructively terminated at any time.

(6) The amount shown represents the number of securities underlying stock options granted during the year indicated.

(7) Represents severance related payments of $1,641,378 in accordance with Mr. O'Brien's employment contract that were accrued in 2002 of which $949,429 was paid in 2002.

(8) Represents severance related payments of $266,624 in accordance with Mr. Hodge's employment contract that were accrued and paid in 2002. In 2002, the Company also paid Mr. Hodges consulting fees of $7,893 for miscellaneous services provided to the Company by Mr. Hodges after his employment was terminated.

(9) Represents severance related payments of $212,862, in accordance with Mr. George's employment contract that were accrued in 2001 and paid 2002. In 2001, Mr. George also received a company 401(k) match in the form of company stock for the year 2000. The contributed stock value at December 31, 2000 was $2,000. Mr. George's employment was terminated on January 31, 2002.

(10) Represents severance related payments in accordance with Mr. Hundley's employment contract that were accrued and paid in 2002.

(11) In 2001, Mr. Willett received a company 401(k) match in the form of company stock for the year 2000. The contributed stock value at December 31, 2000 was $3,400.

(12) Represents the outstanding balance of a loan to Mr. Hundley, which the Company forgave during 2001. In 2001, Mr. Hundley also received a company 401(k) match in the form of company stock for the year 2000. The contributed stock value at December 31, 2000 was $3,400.

(13) Amount shown for 2000 includes a $250,000 bonus paid in October 2000 per Mr. O'Brien's Employment Agreement dated November 10, 2000.

OPTION GRANTS IN 2002

No Named Officers received option grants during 2002.

AGGREGATED OPTION EXERCISES IN 2002 AND FISCAL YEAR-END OPTION VALUES

      The following table provides information on shares acquired on exercise of stock options during the year ended December 31, 2002 and on the year-end values of unexercised options for the Named Officers.

                                                     NUMBER OF SECURITIES UNDERLYING
                       SHARES        VALUE            UNEXERCISED OPTIONS AT FISCAL             VALUE OF UNEXERCISED OPTIONS AT
                    ACQUIRED ON    REALIZED                    YEAR-END(#)                          FISCAL YEAR-END ($)(1)
                      EXERCISE        (2)           ------------------------------------       ---------------------------------
NAME                                                EXERCISABLE            UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
------------------                                  -----------            -------------       -----------         -------------
Daniel J. O'Brien   100,000       $  126,000         1,600,000                                          --                --
Gregory G. Hodges                                      350,000                                          --                --
Richard George                                          37,707                                          --                --
George E. Willett                                      180,975                 114,338           $  25,188                --
John G. Hundley                                         96,500                                          --                --

(1) Based on the market value of the underlying securities of $1.30 at December 31, 2002 minus the exercise price of the options.

(2) The " Value Realized" is equal to the fair market value on the date of exercise less the option exercise price.

DIRECTOR COMPENSATION

      Directors do not currently receive cash compensation for service on the Board or any committee of the Board, but directors may be reimbursed for their reasonable expenses incurred in connection with attendance at Board and committee meetings.

      In January of each year, directors who are not employees of the Company or its subsidiaries received automatic grants of stock options under our 1999 Non-Employee Director Stock Option Plan. Under the plan, each non-employee director received an option to purchase 27,125 shares of Common Stock in January 1999. Such options were granted at fair market value on the date of grant and vested immediately. In January 2002, 2001, and 2000, each director received an option to purchase 11,625 shares of Common Stock that vest over the remainder of the respective director's term effective at the time of the grant. All options granted to non-employee directors have an exercise price equal to the fair market value of the common stock on the grant date, and have a term of ten years. The Board canceled the automatic grant of any options to directors in January 2003. We do not expect to compensate our Board for any services in 2003 other than reimbursement for their reasonable expenses incurred in connection with attendance at Board and committee meetings.

EMPLOYMENT CONTRACT, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

      In July 2001, the Company entered into an employment agreement with George
E. Willett, our President and Chief Financial Officer. Under this agreement, Mr. Willett is entitled to a base salary of $14,000 per month. He is also eligible for a bonus of up to 50% of his base salary, and is entitled to participate in the Company's retirement, medical, dental and welfare plans, life and disability insurance and other benefit plans afforded to senior executives and employees by the Company. Mr. Willett's agreement is for a term of one year and automatically renews for successive one year terms unless the Company elects to terminate the agreement upon sixty days notice to Mr. Willett prior to the end of the respective term.

      Under the agreement, if Mr. Willett's employment is terminated without cause or constructively terminated, he is entitled to continued base salary for twelve months, any bonus previously fixed and declared by the Board of Directors, continuation of group health benefits for period of not less than eighteen months and the right to exercise all options previously granted to him for a period of up to twelve months. The payment of any severance benefits under the agreement as set forth above is subject to Mr. Willett's compliance with certain non-compete covenants during the period such benefits are being paid. We have also granted Mr. Willett 75,000 shares of restricted stock pursuant to a Restricted Stock Agreement. The restrictions on the stock will lapse if Mr. Willett's employment is involuntarily or constructively terminated at any time.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the number of shares of the Company's Common Stock beneficially owned as of March 4, 2003, by each person who is known by us to own beneficially more than 5% of the common stock, each of the directors, each of the officers named in the Summary Compensation Table, and all directors and executive officers as a group.

                                                                  SHARES OF CLASS
                                                                 BENEFICIALLY OWNED
                                                           ----------------------------
                 NAME OF BENEFICIAL OWNER                   NUMBER           PERCENT(1)
         ----------------------------------------          ---------         ----------
         Millenco, L.P.  (13)                              3,366,462             8.4%
         Korsant Partners Limited Partnership(8)           3,000,000             7.4%
         Don C. Whitaker (12)                              2,320,116             5.8%
         Irving W. Bailey, II(2)                           1,391,800             3.4%
         Michael E. Gellert(3)                               600,541             1.5%
         David A. Jones, Jr.(4)                              975,736             2.4%
         Robert S. Saunders(5)                               377,523             1.0%
         Daniel J. O'Brien(6)                              2,800,000             6.7%
         Gregory G. Hodges (7)                               455,000             1.1%
         Richard George(8)                                   100,000               *
         John G. Hundley(9)                                  161,875               *
         George E. Willett(10)                               374,363               *
         Directors and executive officers
                 As a group (9 persons)(11)                7,236,838            16.9%


----------
* Less than 1%

(1) Based on 40,294,783 shares of common stock issued and outstanding as of March 4, 2003. Shares which a person has the right to acquire pursuant to options within sixty days after March 4, 2003, are deemed to be outstanding for the purposes of computing the percentage for such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2) Includes 4,800 shares held by Mr. Bailey's wife, 19,000 shares held by the Beauregard Foundation, of which Mr. Bailey is President, and 62,000 shares that Mr. Bailey may acquire upon exercise of options exercisable within 60 days of March 4, 2003.

(3) Includes 173,515 shares held by Mr. Gellert's wife and 47,663 shares that Mr. Gellert may acquire upon exercise of options exercisable within 60 days of March 4, 2003.

(4) Includes 164 shares held by CV Holdings, Inc., of which Mr. Jones is the sole shareholder, 2,115 shares held by Chrysalis Ventures, LLC, a company controlled by Mr. Jones, 1,540 shares held by Mr. Jones' wife as custodian under the Uniform Gift to Minors' Act and 62,000 shares that Mr. Jones may acquire upon exercise of options exercisable within 60 days of March 4, 2003.

(5) Includes 115,526 shares held by Saunders Capital, LLC, of which Mr. Saunders is president, 91,834 shares held by Saunders Capital Profit Sharing Plan and 62,000 shares that Mr. Saunders may acquire upon exercise of options exercisable within 60 days of March 4, 2003.

(6) Includes 1,600,000 shares that Mr. O'Brien may acquire upon exercise of options exercisable within 60 days of March 4, 2003. Mr. O'Brien's employment was terminated on April 30, 2002.

(7) Includes 350,000 shares that Mr. Hodges may acquire upon exercise of options exercisable within 60 days of March 4, 2003. Mr. Hodges' employment was terminated on April 30, 2002.

(8) Based on information set forth in Schedule 13G filed on February 14, 2003 on behalf of Korsant Partners Limited Partnership, Lusman Investment Partners, Philip B. Korsant and Joel Lusman.

(9) Includes 1,230 shares held by Mr. Hundley's wife, 765 shares held by Mr. Hundley as custodian under the Uniform Gift to Minors Act, and 96,500 shares that Mr. Hundley may acquire upon exercise of options exercisable within 60 days of March 4, 2003.

(10) Includes 75,000 shares of restricted stock subject to forfeiture, 295,313 shares that Mr. Willett may acquire upon exercise of options exercisable within 60 days of March 4, 2003, and 3,200 shares held in the Company's 401(k) plan.

(11) Includes shares of restricted stock and shares that the directors and executive officers may acquire upon exercise of options exercisable within 60 days of March 4, 2003.

(12) Based on information set forth in Schedule 13D (Amendment No. 1) filed on July 3, 2002 by Don C. Whitaker. Amount does not include 435,000 shares held by Don Whitaker, Inc. or 130,000 shares held by Don Whitaker. Jr.

(13) Based on information set forth in Schedule 13G filed on February 10, 2003 by Millenco, L. P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of Common Stock. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002 and $1.0 million plus accrued interest was paid on February 28, 2003. After taking account of the various purchase price adjustments, obligations paid by Charter on our behalf and the $3.4 million purchase price and indemnification holdbacks, the Company received from Charter on February 28, 2002, a net cash amount equal to $69.5 million.

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

      In November 1998, the Company entered into a systems access and investment agreement with Vulcan and Charter, a programming content agreement with Vulcan and related network services agreement with Charter. Under the agreements, the Company agreed to pay Charter 50% of the Company's gross revenues for cable modem access services provided in Charter cable systems, 15% of gross revenues for dial up access services and 50% of gross revenues for all other optional services. In addition, if the Company sold equipment to a subscriber, the Company paid Charter 50% of the gross profit the Company received from the sale. The Company paid Charter $1.9 million during the period January 1, 2002 to November 27, 2002 under these agreements.

      In May 2000, the Company entered into a network services agreement with Charter, under which the Company provided customer service, network operating, monitoring and certain other services to Charter cable systems containing not less than 5,000,000 homes passed. The agreement is for a five-year term renewable for additional five-year terms at Charter's option. The Company received payments totaling $7.6 million during the period January 1, 2002 to November 27, 2002 under the Agreement. With respect to each home passed launched or intended to be launched on or before the second anniversary date of the May 2000 network services agreement, the Company paid Charter, at Charter's option, a launch fee of $3.00 per home passed committed. We paid an additional $5.1 million in launch fees to Charter in 2002 at the closing of the Asset Sale.

      In connection with the May 2000 network services agreement, the Company and Charter entered into an amended and restated warrant under which Charter may purchase up to 12,000,000 shares of the Company's common stock at an exercise price of $3.23 per share and which terminated two warrants that had been issued to Charter in November 1998.

      At the closing of the Asset Sale, Charter paid to the Company an additional $3.0 million for expenses incurred by the Company on Charter's behalf prior to September 28, 2001.

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

      On August 9, 2002, John G. Hundley, our Secretary, General Counsel and Senior Vice President - Development, was terminated by the Company and was paid his severance pursuant to a Separation Agreement. He is now employed as Counsel to Frost Brown Todd, LLC, which we have previously engaged to provide legal services to us in connection with various contract matters and strategic activities, and which we have retained to advise us with respect to this liquidation and other matters affecting the wind up of our affairs. We believe this engagement to be on customary and commercially reasonable terms. At the request of the Board, Mr. Hundley continues to serve as our Secretary on a non-employee basis. During 2002, we paid $62,355 to Frost Brown Todd, LLC.

      See Note 2- Discontinued Operations for information regarding the Asset Sale to Charter.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report

      The Financial Statements filed as part of this report are listed on the Index to Financial Statements on page 21.

      (b) Reports on Form 8-K

      NONE

      (c) Exhibits

      See Exhibit Index on Page 54.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Aggregate fees paid for professional services rendered for the Company by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") for the years ended December 31, 2002 and 2001 were $127,319 and $561,656, respectively.

      The Audit fees for the years ended December 31, 2002 and 2001 were $101,165 and $253,113, respectively, for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of interim quarterly financial statements, consents, and assistance with review of documents filed with the SEC.

      The Audit Related fees for the years ended December 31, 2002 and 2001 were $16,300 and $52,950, respectively, for assurance and related services related to the audit of the Company's employee benefit plan, the audit of the Digital Chainsaw subsidiary financial statements during 2001 as required by the merger agreement, and agreed upon procedures related to a Kentucky tax incentive program.

      Tax fees for the years ended December 31, 2002 and 2001, respectively, were $9,854 and $255,593. Fees for were for services related to preparation of tax returns and tax consultation regarding restricted stock and warrants. Fees for 2001 were for services rendered for consultation regarding Sec. 382 limitations, research and consultation regarding tax issues regarding doing business in Germany and preparation of individual tax returns related to operations in Germany.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      The Company's Audit Committee has not yet adopted/enacted pre-approval policies and procedures for audit and non-audit services. Therefore, the proxy disclosure does not include pre-approval policies and procedures and related information. The Company is early-adopting components of the proxy fee disclosure requirements; the requirement does not become effective until periodic annual filings for the first fiscal year ending after December 15, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.

                             HIGH SPEED ACCESS CORP.


                             By: /s/ GEORGE E. WILLETT
                                 --------------------------------------------
                                   George E. Willett
                                   President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated:

            SIGNATURE                      TITLE               DATE
            ---------                      -----               ----

 By: /s/ GEORGE E. WILLETT        President and Chief     March 19, 2003
    -------------------------     Financial Officer
         George E. Willett


 By: /s/  DAVID A. JONES, JR      Director, Chairman      March 19, 2003
    -------------------------
          David A. Jones, Jr.


 By: /s/ ROBERT S. SAUNDERS       Director, Vice          March 19, 2003
    -------------------------     Chairman
         Robert S. Saunders


 By: /s/ IRVING W. BAILEY, II     Director                March 19, 2003
    --------------------------
         Irving W. Bailey, II


 By: /s/ MICHAEL E. GELLERT       Director                March 19, 2003
    -------------------------
         Michael E. Gellert


 By: /s/ DANIEL J. O'BRIEN        Director                March 19, 2003
    -------------------------
         Daniel J. O'Brien

I, George E. Willett, President and Chief Financial Officer of High Speed Access Corp., certify that:

      (1) I have reviewed this Annual Report on Form 10-K of High Speed Access Corp. (the "Company");

      (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

      (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of
            Directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      (6) I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003                     By /s/ George E. Willett
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

   10.1 1998 High Speed Access Corp. Stock Option Plan (incorporated by reference to Exhibit 10.30 to Registrant's Registration Statement on
            Form S-1 (File No. 333-74667)).

   10.2 1999 High Speed Access Corp. Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on
            Form S-8 (File No. 333-46654)).

   10.3     High Speed Access Corp. Non-Employee Director Stock Option Plan
            (incorporated by reference to Exhibit 10.32 to Registrant's
            Registration Statement on Form S-1 (File No. 333-74667)).

   10.4 Form of Indemnity Agreement between High Speed Access Corp. and each of the directors and certain executive officers of High Speed Access
            Corp. (incorporated by reference to Exhibit 10.33 to Registrant's
            Registration Statement on Form S-1 (File No. 333-74667)).

   10.5     Securities Purchase Warrant between High Speed Access Corp. and
            Microsoft Corporation dated April 30, 1999 (incorporated by reference to Exhibit 10.34 to Registrant's Registration Statement on
            Form S-1 (File No. 333-74667)).

   10.6     Letter Agreement between High Speed Access Corp. and Microsoft
            Corporation dated April 30, 1999 (incorporated by reference to
            Exhibit 10.35 to Registrant's Registration Statement on Form S-1
            (File No. 333-74667)).

   10.7     Securities Purchase Warrant between Microsoft Corp. and High Speed
            Access Corp. dated June 15, 1999 (incorporated by reference to
            Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.8     Restricted Stock Agreement by and between High Speed Access Corp.
            and Daniel J. O'Brien dated October 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2000).

   10.9     Amended and Restated Stock Option Agreement between High Speed
            Access Corp. and Daniel J. O'Brien dated October 1, 2000
            (incorporated by reference to Exhibit 10.44 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 2000).

   10.10    Restricted Stock Agreement by and between High Speed Access Corp.
            and George Willett dated February 2, 2001 (incorporated by reference to. Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

   10.11    Restricted Stock Agreement by and between High Speed Access Corp.
            and Gregory G. Hodges dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
            10-Q for the quarter ended June 30, 2001).

   10.12    Restricted Stock Agreement by and between High Speed Access Corp.
            and Richard George dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form
            10-Q for the quarter ended June 30, 2001).

   10.13    Restricted Stock Agreement by and between High Speed Access Corp.
            and Charles E. Richardson III dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------


   10.14    Employment Agreement by and between High Speed Access Corp. and
            George E. Willett dated June 4, 2001 (incorporated by reference to
            Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

   10.15    Amended and Restated Employment Agreement by and between High Speed
            Access Corp. and Daniel J. O'Brien dated June 22, 2001 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

   10.16    Restricted Stock Agreement by and between High Speed Access Corp.
            and Daniel J. O'Brien dated June 22, 2001 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

   10.17    Asset Purchase Agreement, dated September 28, 2001, between High
            Speed Access Corp. and Charter Communications Holding Company, LLC
            (incorporated by reference to Exhibit 99.3 to Registrant's Current
            Report on Form 8-K, filed with the Securities and Exchange
            Commission on October 1, 2001).

   10.18    Voting Agreement, dated September 28, 2001, among High Speed Access
            Corp., Charter Communications Ventures, LLC, Vulcan Ventures
            Incorporated and certain other stockholders of High Speed Access
            Corp. (incorporated by reference to Exhibit 99.4 to Registrant's
            Current Report on Form 8-K, filed with the Securities and Exchange
            Commission on October 1, 2001).

   10.19    Services and Management Agreement, dated September 28, 2001, between
            High speed Access Corp and Charter Communications, Inc.
            (incorporated by reference to Exhibit 99.5 to Registrant's Current
            Report on Form 8-K, filed with the Securities and Exchange
            Commission on October 1, 2001).

   10.20    License Agreement, dated September 28, 2001, among High Speed Access
            Corp., HSA International, Inc. and Charter Communications Holding
            Company, LLC (incorporated by reference to Exhibit 99.6 to
            Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2001).

   10.21    Stock Purchase Agreement, dated as of November 1, 2001, between High
            Speed Access Corp. and Vulcan Ventures Incorporated (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form
            10-Q for the quarter ended September 30, 2001).

   10.22    Letter Agreement between High Speed Access Corp., Charter
            Communications Holding Company, LLC and CC Systems, LLC dated
            February 28, 2002 (incorporated by reference to Exhibit 2.2 to
            Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2002)

   10.23 Plan Of Liquidation and Dissolution of High Speed Access Corp dated as of August 13, 2002 as approved by the Company's shareholders on November 27, 2002.

   21.1     Subsidiaries of the Registrant.

   23.1     Consent of PricewaterhouseCoopers LLP.

   99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002