Form 10-Q
period 2003-03-31
HIGH SPEED ACCESS CORP
filed 2003-05-01
CIK 1075244

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 000-26153

                                 ---------------

                             HIGH SPEED ACCESS CORP.
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                       61-1324009
        --------                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)


                     9900 CORPORATE CAMPUS DRIVE, SUITE 3000
                           LOUISVILLE, KENTUCKY 40223
          (Address of principal executive offices, including zip code)

                                  502/657-6340
              (Registrant's telephone number, including area code)

     FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:
NOT APPLICABLE

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


Number of shares of Common Stock outstanding as of April 18, 2003... 40,294,783

                                      INDEX

                                                                                         PAGE
                                                                                        ------
PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements (Unaudited)
    Condensed  Consolidated  Statements of Net Assets in  Liquidation as of March 31,
       2003 and December 31, 2002                                                          3
    Condensed  Consolidated Statement of Changes in Net Assets in Liquidation for the
       three months ended March 31, 2003                                                   4
    Condensed  Consolidated Statement of Operations (Going Concern Basis) for the
       three months ended March 31, 2002                                                   5
    Condensed  Consolidated Statement of Cash Flows (Going Concern Basis) for the
       three months ended March 31, 2002                                                   6
    Notes to Condensed Consolidated Financial Statements                                   7
   Item 2 - Management's  Discussion and Analysis of Financial  Condition and Results
    of Operations                                                                         14
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    20
   Item 4 - Controls and Procedures                                                       20
PART II - OTHER INFORMATION
   Item 1 - Legal Proceedings                                                             20
   Item 2 - Changes in Securities and Use of Proceeds                                     21
   Item 3 - Defaults upon Senior Securities                                               22
   Item 4 - Submission of Matters to a Vote of Security Holders                           22
   Item 5 - Other Information                                                             22
   Item 6 - Exhibits and Reports on Form 8-K                                              22
   Signatures                                                                             23


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                MARCH 31,         DECEMBER 31,
                                                                                                  2003                2002
                                                                                              ------------        ------------
                                            ASSETS
         Cash and cash equivalents                                                            $     64,256         $    63,640
         Short-term investments                                                                      1,250               1,237
         Interest receivable                                                                           260                 392
         Charter holdback                                                                            1,053               2,092
         Furniture and fixtures                                                                        112                 113
                                                                                              ------------         -----------
                Total assets                                                                        66,931              67,474
                                                                                              ------------         -----------
                                          LIABILITIES

         Accounts payable and accrued liabilities                                                    2,096               2,571
         Estimated costs to be incurred during the liquidation period                                1,016               1,089
                                                                                              ------------         -----------
                Total liabilities                                                                    3,112               3,660
                                                                                              ------------         -----------
                Net assets in liquidation                                                           63,819              63,814
       Less:  Contingency reserve                                                                    2,000               2,000
                                                                                              ------------         -----------
                Net assets available for distribution to stockholders                         $     61,819         $    61,814
                                                                                              ============         ===========
       Net assets in liquidation per share                                                    $       1.58          $     1.58
       Net assets available for distribution to stockholders per share                        $       1.53          $     1.53
       Outstanding shares used in computing per share amounts                                  40,294,783           40,294,783


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)
                                  (UNAUDITED)


 Net assets in liquidation at December 31, 2002                   $   63,814

    Adjust assets and liabilities to fair value                           61
    Accrue additional estimated costs during liquidation                 (56)
                                                                  ----------
 Net assets in liquidation at March 31, 2003                      $   63,819
                                                                  ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


General and administrative operating expenses:
  General and administrative expenses                                 $        3,210
  Non-cash compensation expense from restricted stock                            326
                                                                      --------------
  Total general and administrative operating expenses                          3,536
                                                                      --------------
  Loss from continuing operations before other income
    (expense) and discontinued operations                                     (3,536)
Investment income                                                                189
Interest expense                                                                (224)
                                                                      ---------------
  Loss from continuing operations before discontinued
    operations                                                                (3,571)
Discontinued operations:
  Loss from discontinued operations, net                                      (4,112)
  Gain on sale of operations to Charter                                       40,259
                                                                      --------------
Net income                                                            $       32,576
                                                                      ==============
Basic and diluted net income per share:
  Loss from continuing operations                                     $        (0.07)
  Loss from discontinued operations                                            (0.07)
  Gain on sale of operations to Charter                                         0.77
                                                                      --------------
  Net income                                                          $         0.63
                                                                      ==============
Weighted average shares used in computation of basic and
  diluted net income per share                                            52,018,876


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


OPERATING ACTIVITIES
Net income                                                                                                  $   32,576
     Adjustments to reconcile net income to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                                                  4,112
         Gain on sale of operations to Charter                                                                 (40,259)
         Loss on early extinguishment of debt and capital lease obligations                                      2,041
         Non-cash compensation expense from restricted stock                                                       326
         Changes in operating assets and liabilities excluding the effect of dispositions:
             Prepaid expenses                                                                                     (332)
             Accrued compensation and related expenses                                                            (537)
                                                                                                            -----------
Net cash used in operating activities of continuing operations                                                  (2,073)
Net cash used in operating activities of discontinued operations                                                (4,915)
                                                                                                            ----------
Net cash used in operating activities                                                                           (6,988)
                                                                                                            ----------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                                       (30,783)
     Sales and maturities of short-term investments                                                              4,986
                                                                                                            ----------
Net cash used in investing activities of continuing operations                                                 (25,797)
Net cash provided by investing activities of discontinued operations                                            74,622
                                                                                                            ----------
Net cash provided by investing activities                                                                       48,825
                                                                                                            ----------
FINANCING ACTIVITIES
     Repurchase of common stock                                                                                 (4,449)
                                                                                                            -----------
Net cash used in financing activities of continuing operations                                                  (4,449)
Net cash used in financing activities of discontinued operations                                               (10,697)
                                                                                                            ----------
Net cash used in financing activities                                                                          (15,146)
                                                                                                            ----------
Net change in cash and cash equivalents from continuing operations                                             (32,319)
Net change in cash and cash equivalents from discontinued operations                                            59,010
                                                                                                            ----------
Net change in cash and cash equivalents                                                                         26,691
Cash and cash equivalents, beginning of period                                                                  11,714
                                                                                                            ----------
Cash and cash equivalents, end of period                                                                    $   38,405
                                                                                                            ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment purchases payable                                                               $      220


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements of High Speed Access Corp. and its subsidiaries (herein referred to as the Company, we, us, or our) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's net assets in liquidation and changes in net assets in liquidation or financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    The Board of Directors unanimously adopted a Plan of Liquidation and Dissolution (the "Plan") on August 13, 2002. The Plan was approved by the holders of a majority of the Company's shares on November 27, 2002. The key features of the Plan are (1) filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (2) winding up our affairs, including the settlement of any then-outstanding issues with Charter (see Note 2, "Discontinued Operations") relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (3) paying our creditors; (4) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (5) resolving our outstanding litigation; (6) establishing a Contingency Reserve for payment of the Company's expenses and liabilities; and (7) preparing to make distributions to our stockholders.

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

    These financial statements should be read in conjunction with the financial statements, notes and discussions thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our October 25, 2002 Proxy Statement.

LIQUIDATION BASIS OF ACCOUNTING

    The condensed consolidated financial statements for the three months ended March 31, 2002 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective November 27, 2002. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities represent our best estimate of the recoverable values of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in settling the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind up period were to change or other conditions were to arise, actual results may differ from these estimates and those differences may be material.

    In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of November 27, 2002, the date of adoption of liquidation basis accounting (in thousands):


 ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
 Record future interest income                                     $      551
 Write-off prepaid expenses                                              (168)
 Adjust furniture and fixtures to fair value                              150
 Adjust accounts payable and accrued expenses to fair value               123
                                                                   ----------
   Total adjustments to fair value                                        656
                                                                   ----------
 ACCRUE ESTIMATED COSTS DURING LIQUIDATION:
 Costs to be incurred during the liquidation period                    (1,110)
                                                                   ----------
  Total estimated costs during liquidation                             (1,110)
                                                                   ----------
    Total liquidation adjustments                                  $     (454)
                                                                   ==========

    The amount and timing of liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period. A summary of significant estimates and judgments utilized in preparation of the March 31, 2003 consolidated financial statements on a liquidation basis follows:

    Interest Receivable. At March 31, 2003, interest receivable of $0.3 million represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the liquidation period through December 4, 2005 and accounts for less than 0.5% of the Company's total estimated assets.

    Charter Holdback. At March 31, 2003, the Charter holdback of $1.1 million represents the remaining amount of the Asset Sale purchase price held back by Charter to secure indemnity claims against the Company under the Asset Purchase Agreement plus accrued interest.

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (see Note 5, "Commitments, Guarantees and Contingencies"), and deferred release of half of the $2.0 million indemnity holdback. The Company collected $1.0 million of its indemnity holdback plus accrued interest from Charter, and will seek the release of the $1.0 million balance plus accrued interest if and at such time as Charter is dismissed as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000.

    Furniture and Fixtures. At March 31, 2003, furniture and fixtures of $0.1 million represents the Company's estimate of cash proceeds to be received on the sale of office furniture.

    Accounts Payable and Accrued Liabilities. At March 31, 2003, accounts payable and accrued expenses were $2.1 million. Included in this amount are accrued circuit termination charges of $0.2 million and other known obligations totaling $1.0 million, including $0.2 million for the expected payout on 2,862,174 stock options outstanding under the Company's stock option plans that were cancelled on March 3, 2003. The balance of $0.9 million in accounts payable and accrued liabilities is comprised of the following items:

     o Severance and Other Compensation. Severance and other compensation in the amount of $0.7 million represents severance payable to our former President and Chief Executive Officer of $0.5 million, as well as other healthcare and compensation expenses for current and former employees.

     o Estimated Litigation Settlement Costs. Litigation settlement costs in the amount of $0.2 million represents the Company's expected proportional share of fees and expenses related to settling the Delaware Class Action lawsuits (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC).

    Estimated Costs to be Incurred During The Liquidation Period. At March 31, 2003, the Company estimates that there are $1.0 million of costs to be incurred through December 4, 2005, including compensation for liquidation personnel ($0.4 million), professional fees ($0.5 million), and miscellaneous other costs ($0.1 million).

    Contingency Reserve. In view of the duration of the liquidation period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and is unchanged as of March 31, 2003. At March 31, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, the amount of liquidation proceeds that may be paid to stockholders will be increased.

     Stock-Based Employee Compensation. The Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

    The following illustrates the effect on net income and net income per share for the three months ended March 31, 2002 if the fair value based method of SFAS 123 had been applied to all outstanding and unvested awards (in thousands).

            Net income as reported...........................................       $   32,576
            Add: Stock based employee compensation expense included in
               reported net income...........................................              350
            Deduct: Total stock-based employee compensation expense
               determined under fair value based methods for all awards......           (3,319)
                                                                                    ----------
            Pro forma net income (loss)......................................       $   29,607
                                                                                    ==========
            Basic and diluted net income (loss)  per share:
                As reported..................................................       $     0.63
                Pro forma....................................................       $     0.57

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

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on January 1, 2002. SFAS 144 supersedes Emerging Issues Task Force Issue No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements" and requires a discontinued operation to be accounted for under SFAS 144 if a measurement date for the discontinued operations is not reached under Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" prior to the entity's period-end. The measurement date for the discontinuance of the Company's high speed Internet access and related services business that included the Asset Sale occurred on February 28, 2002, the date on which the Company's stockholders approved the Asset Sale. Consequently, the results of operations of the high speed Internet access and related services business have been presented as discontinued.

INTERNATIONAL ISP INFRASTRUCTURE SERVICES

    On December 31, 2001, the Company terminated its agreement with Kabel Nordrhein-Westfalen GmbH & Co. KG ("KNRW") in Germany for the provision of international ISP infrastructure services. The results of this operation have also been classified as discontinued.

NOTE 3 - STOCKHOLDERS' EQUITY

Activity in stockholders' equity for the three months ended March 31, 2002 was as follows (in thousands except share amounts):

                  PREFERRED STOCK    COMMON STOCK
                  ---------------  -----------------                                        TREASURY STOCK      COMPRE-     STOCK-
                                                      PAID-IN    DEFERRED    ACCUMULATED  -------------------   HENSIVE     HOLDERS'
                  SHARES   AMOUNT   SHARES    AMOUNT  CAPITAL  COMPENSATION    DEFICIT    SHARES       AMOUNT    LOSS       EQUITY
                  ------   ------ ----------  ------  -------- ------------  -----------  ------      -------   -------    --------

Balance  at
 December 31,
 2001             75,000    $  1  60,394,835   $ 604  $742,144   $(1,763)    $(698,791)       --      $   --     $  38     $42,233

Amortization
 of deferred
 compensation                                                        350                                                       350

Purchase of
 treasury
 stock                                                                                    20,222,139   (4,449)              (4,449)

Retirement of
 preferred
 stock           (75,000)     (1)                       (3,663)                                                             (3,664)

Net unrealized
  gain on
  investments                                                                                                       15          15

Net income                                                                      32,576                                      32,576
                 -------    ----  ----------   -----  --------   -------     ---------    ----------  ------     -----     -------
Balance at
 March 31,
 2002               --      $  -  60,394,835   $ 604  $738,481   $(1,413)    $(666,215)   20,222,139  $(4,449)   $  53     $67,061
                ========    ====  ==========   =====  ========   =======     =========    ==========  =======    =====     =======


COMPREHENSIVE INCOME (LOSS)

    Comprehensive income, comprised of net income and net unrealized holding gains and losses on investments, totaled $32.6 million for the three months ended March 31, 2002.

NOTE 4 - INCOME PER SHARE

    For the three months ended March 31, 2002, the Company computed net income per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net income per share was computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period.

    Diluted earnings per share was determined in the same manner as basic earnings per share, except that the number of shares was increased assuming exercise of dilutive stock options and warrants using the treasury stock method, assuming conversion of preferred stock, and assuming vesting of restricted stock awards. In addition, income was adjusted for dividends and other transactions relating to preferred stock for which conversion was assumed. The calculation of diluted net income per share excluded potential common shares if the effect was anti-dilutive.

    Basic and diluted net income per share for the three months ended March 31, 2002 was $0.63 based on weighted average shares outstanding of 52,018,876. Diluted net income per share equals basic net income per share because the assumed exercise of the Company's stock options and warrants, the assumed conversion of preferred stock, and the vesting of restricted stock is anti-dilutive to the loss from continuing operations per share. Stock options and warrants to purchase 5,934,778 shares of our common stock at March 31, 2002 were excluded from the calculation of diluted net income per share as they were anti-dilutive.

NOTE 5 - COMMITMENTS, GUARANTEES AND CONTINGENCIES

     The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen, were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which alleged breach of fiduciary duties by the individual defendants and Charter, were consolidated and settled with the approval of the Delaware Chancery Court on April 16, 2003. No objections to the settlement were filed, and any appeals must be filed by May 16, 2003. Assuming no appeals are filed, the Company will pay its $166,500 portion of the $390,000 settlement amount required to reimburse plaintiffs' counsel for their fees and expenses incurred in the litigation. The Company will not make any liquidation distributions until the court's approval of the settlement (including any appeals) is final in all respects.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Litigation Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

    We do not believe that the IPO litigation will have a material adverse effect on our net assets in liquidation.

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

    With the exception of certain representations and warranties and covenants described below, all of the above-noted representations and warranties are in effect through August 31, 2003, however any claims arising from any breaches of these representations and warranties can only be asserted against and are limited to the $2.0 million indemnification holdback that was released to us on February 28, 2002 (subject to the single $1.0 million potential claim described below).

    The following representations and warranties and covenants extend beyond August 31, 2003 and are not subject to any limitations:

    (i) breaches of representations and warranties related to title to the acquired assets, and certain matters affecting intellectual property, technology and know-how, will be in effect until the Company is finally dissolved on December 5, 2005;

    (ii) breaches of representations and warranties related to taxes, certain employee benefit plans and environmental matters will be in effect through February 28, 2004;

    (iii) the excluded liabilities, including the $1.0 million claim pertaining to Charter being named as a defendant and "successor in interest" to the Company in the IPO Litigation;

    (iv) our operation of the assets sold to Charter prior to the closing of the Asset Sale; and

    (v) common law fraud.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Litigation Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

    Other than the Charter IPO Litigation Indemnity Claim described above, we are aware of no other claims that Charter has or intends to assert against us in connection with the Asset Sale.

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal's Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS 145 on January 1, 2003. The losses on early extinguishment of debt and capital lease obligations that were classified as extraordinary items in prior periods presented that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to loss from operations.

    In November 2002, the FASB, issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 were effective for our December 31, 2002 financial statements. Adopting the recognition provisions of FIN 45 did not have an impact on the Company. We have made the disclosures required by FIN 45 in the notes to our consolidated financial statements (see Note 5, "Commitments, Guarantees and Contingencies").

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

    In January 2003, the FASB issued Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1, "Basis of Presentation" for our stock option accounting policy and required disclosures.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" as well as those discussed in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

    In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective November 27, 2002, and has valued its assets at their estimated net realizable cash values and has stated its liabilities, including costs to liquidate, at their estimated settlement amounts, all of which approximate their estimated fair values. Uncertainties as to the value to be realized from the disposal of the Company's assets (other than cash), and the ultimate amount paid to settle its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses of liquidation (including salaries, payroll and local taxes, professional fees, and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. Although we do not believe that a precise estimate of the Company's net assets can currently be made, we believe that available cash and cash equivalent investments and amounts received from the sale of office furniture will be adequate to provide for the Company's obligations, liabilities, operating costs and claims (including contingent liabilities), and to make future cash distributions to stockholders.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Liquidation Basis of Accounting. As of November 27, 2002, all activities of the Company are presented under the liquidation basis of accounting. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets have been valued at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities, including costs of liquidation, represent our best estimate of the recoverable value of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in settling the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind up period were to change or other conditions were to arise, actual results may differ from these estimates and these differences may be material.

    Interest Receivable. At March 31, 2003, interest receivable of $0.3 million represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the liquidation period through December 4, 2005 and accounts for less than 0.5% of the Company's total estimated assets.

    Charter Holdback. At March 31, 2003, the Charter holdback of $1.1 million represents the remaining amount of the Asset Sale purchase price held back by Charter to secure indemnity claims against the Company under the Asset Purchase Agreement plus accrued interest.

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (see Note 5 of Notes to Condensed Consolidated Financial Statements, "Commitments, Guarantees and Contingencies"), and deferred release of half of the $2.0 million indemnity holdback. The Company collected $1.0 million of its indemnity holdback plus accrued interest from Charter, and will seek the release of the $1.0 million balance plus accrued interest if and at such time as Charter is dismissed as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000.

    Furniture and Fixtures. At March 31, 2003, furniture and fixtures of $0.1 million represents the Company's estimate of cash proceeds to be received on the sale of office furniture.

    Accounts Payable and Accrued Liabilities. At March 31, 2003, accounts payable and accrued expenses were $2.1 million. Included in this amount are accrued circuit termination charges of $0.2 million and other known obligations totaling $1.0 million, including $0.2 million for the expected payout on 2,862,174 stock options outstanding under the Company's stock option plans that were cancelled on March 3, 2003. The balance of $0.9 million in accounts payable and accrued liabilities is comprised of the following items:

     o Severance and Other Compensation. Severance and other compensation in the amount of $0.7 million represents severance payable to our former President and Chief Executive Officer of $0.5 million, as well as other healthcare and compensation expenses for current and former employees.

     o Estimated Litigation Settlement Costs. Litigation settlement costs in the amount of $0.2 million represents the Company's expected proportional share of fees and expenses related to settling the Delaware Class Action lawsuits (Denault v. O'Brien, et. Al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. Al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC).

    Estimated Costs to be Incurred During The Liquidation Period. At March 31, 2003, the Company estimates that there are $1.0 million of costs to be incurred through December 4, 2005, including compensation for liquidation personnel ($0.4 million), professional fees ($0.5 million) and other miscellaneous costs ($0.1 million).

    Contingency Reserve. In view of the duration of the liquidation period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and is unchanged as of March 31, 2003. At March 31, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, then the amount of liquidation proceeds that may be paid to stockholders will be increased.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

    The condensed consolidated financial statements for the three months ended March 31, 2002 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company adopted the liquidation basis of accounting as of November 27, 2002. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of November 27, 2002 (in thousands):


         ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
         Future interest income                                           $      551
         Prepaid expenses                                                       (168)
         Furniture and fixtures                                                  150
         Accounts payable and accrued expenses                                   123
                                                                          ----------
            Total adjustments to fair value                                      656
                                                                          ----------
         ACCRUE ESTIMATED COSTS DURING LIQUIDATION:
         Costs to be incurred during the liquidation period                   (1,110)
                                                                          ----------
            Total estimated costs during liquidation                          (1,110)
                                                                          ----------
             Total liquidation adjustments                                $     (454)
                                                                          ==========


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

    The increase in net assets in liquidation during the three months ended March 31, 2003 is the result of the following (in thousands):


      ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
                  Increase in estimated future interest income             $       28
                  Accounts payable and accrued expenses                            33
                                                                           ----------
                     Total adjustments to fair value                               61
                                                                           ----------
      ACCRUE ADDITIONAL ESTIMATED COSTS DURING IQUIDATION:
                  Costs to be incurred during the liquidation period              (56)
                                                                           ----------
                     Total estimated costs during liquidation                     (56)
                                                                           ----------
                      Total liquidation adjustments                        $        5
                                                                           ==========

    The increase in estimated costs during the liquidation period is primarily the result of additional legal fees relating to the remaining $1.0 holdback from Charter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount, and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon the Company's ability to convert certain remaining assets into cash and settle certain obligations. Although the liquidation is currently expected to be concluded on December 4, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors"). The Company currently intends to make an initial cash distribution of $1.40 per share or $56.4 million to its stockholders in late May 2003, to be followed by a subsequent liquidating distribution of $0.13 per share or $5.2 million on or before November 27, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of April 18, 2003. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

    At March 31, 2003, the Company estimates that there is $1.0 million of operating costs to be incurred during the remaining liquidation period through December 4, 2005. The estimated liabilities of the Company at March 31, 2003 total $3.1 million. In addition, the Company has established a Contingency Reserve of $2.0 million (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $0.05 per share.

    At March 31, 2003, net assets in liquidation were $63.8 million. We had cash and cash equivalents and short-term investments of $64.3 million and $1.3 million, respectively, compared to cash and cash equivalents and short-term investments of $63.6 million and $1.2 million, respectively, at December 31, 2002. The increase in cash, cash equivalents and short-term investments of $0.6 million is the result of the following: (in thousands):


    Receipt of portion of Charter holdback                                   $    1,046
    Interest received
                                                                                    152
    Compensation and related expenses and severance                                (251)
    Property, income and franchise taxes                                           (138)
    Circuit termination charges                                                     (82)
    Professional fees                                                               (79)
    Other accrued expenses                                                          (19)
                                                                             ----------
        Net increase in cash, cash equivalents and short-term investments    $      629
                                                                             ==========

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

    INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist of investments in interest-bearing money market accounts with financial institutions. Short-term investments at March 31, 2003 are comprised solely of certificates of deposit.

    LEGAL PROCEEDINGS.

     The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen, were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which alleged breach of fiduciary duties by the individual defendants and Charter, were consolidated and settled with the approval of the Delaware Chancery Court on April 16, 2003. No objections to the settlement were filed, and any appeals must be filed by May 16, 2003. Assuming no appeals are filed, the Company will pay its $166,500 portion of the $390,000 settlement amount required to reimburse plaintiffs' counsel for their fees and expenses incurred in the litigation. The Company will not make any liquidation distributions until the court's approval of the settlement (including any appeals) is final in all respects.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Litigation Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

We do not believe that the IPO litigation will have a material adverse effect on our net assets in liquidation.

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

WE MAKE FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q THAT ARE SUBJECT TO RISKS THAT MAY CHANGE THE LIKELIHOOD OF THOSE STATEMENTS BEING REALIZED.

    This Form 10-Q, as well as other documents incorporated by reference herein and to which we refer in this Form 10-Q, describes many of the positive factors and assumed benefits of the Plan. You should also be aware of factors that could have a negative impact on the Plan and our ability to make distributions of net assets, including the expected Initial Distribution, to you. When we use such words as "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements. In addition, we have made in this Form 10-Q certain forward looking statements, including statements concerning the timing and amount of distributions of cash to stockholders and other statements concerning the value of our net assets and the resultant liquidation value per share of common. All such forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not materially differ from expectations. These statements are subject to many risks, including those set forth in each of the following paragraphs.

YOU WILL NOT KNOW THE EXACT AMOUNT OR TIMING OF THE LIQUIDATION DISTRIBUTIONS.

    The methods used by the Board and management to estimate the value of our net assets do not result in an exact determination of value nor are they intended to indicate definitively the amount of cash you will receive in liquidation. The Company has established reserves for known and unknown liabilities (see "Contingency Reserve" discussion below) and the adequacy of those reserves will be reviewed prior to making the initial and any subsequent cash distributions to stockholders. We cannot assure you that the amount you will receive in liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future. Any distributions to you may be reduced by additional liabilities we may incur, and the ultimate settlement amounts of our liabilities.

    The expected distribution of our cash to stockholders, including the anticipated Initial Distribution in May 2003, may be delayed from the timing we have previously announced for any number of reasons. These reasons include the following:

    1. It may take us longer than we anticipate to settle or finally resolve our outstanding litigation. The Delaware Chancery Court approved the settlement the Delaware Class Action Suits (see "Legal Proceedings") on April 16, 2003. No objections to the settlement were filed, and any appeals must be filed by May 16, 2003. We do not intend to make the Initial Distribution until the Delaware Class Action Suits are finally settled in all respects. Moreover, we may need additional time to evaluate and assess the progress of the IPO Litigation (see "Legal Proceedings") in order to more accurately gauge and reserve for our non-insured exposure, if any, in the IPO Litigation.

    2. Uncertainty remains regarding our expected collection of a $1.0 million indemnity holdback due to us from Charter under the Asset Purchase Agreement. On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (see "Legal Proceedings"), and deferred release of half of the $2.0 million indemnity holdback. The Company collected $1.0 million of its indemnity holdback plus accrued interest from Charter, and will seek the release of the $1.0 million balance plus accrued interest if and at such time as Charter is dismissed as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled or disposed of, less actual defense costs to the extent they exceed $250,000. We are presently not aware of any additional claims that Charter intends to assert against us under the Asset Purchase Agreement. Nevertheless, many of our covenants, representations and warranties survived the closing of the Asset Sale and will not expire until February 28, 2004, while others will continue indefinitely.

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

    Under Delaware law, the Board established a reserve for known and unknown liabilities expected to be incurred through completion of our liquidation (the "Contingency Reserve"), and the adequacy of that reserve will be reviewed prior to making cash distributions to you. As of March 31, 2003, we set aside a $2.0 million Contingency Reserve. However, we cannot assure you that the Contingency Reserve we established will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation.

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

YOU MAY NOT BE ABLE TO BUY OR SELL SHARES OF HSA'S COMMON STOCK IF WE CLOSE OUR STOCK TRANSFER BOOKS.

    We may close our stock transfer books at some after which you will no longer be able to transfer shares. At the present time, we expect to keep our stock transfer books open for some period of time after we make the Initial Distribution. However, we expect to close our stock transfer books and discontinue recording transfers of shares of common stock on the earliest to occur of:

o the close of business on the date on which the remaining assets of HSA are transferred to a liquidating trust, which we expect to occur sometime if and after we make the Initial Distribution and any subsequent distributions prior to November 27, 2003;

o the close of business on the record date fixed by the Board of Directors for the final liquidating distribution; or

o December 5, 2005, the date on which HSA ceases to exist under Delaware law (or later if unresolved claims or litigation is still outstanding).

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

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE

    On July 10, 2002, HSA's common stock was delisted from the Nasdaq National Market ("Nasdaq"). Ours common stock now trades on the Nasdaq over-the-counter electronic bulletin board and the Pink Sheets, which could affect a stockholder's ability to obtain price quotations and to buy or sell the Company's common shares.

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

         If the number of the Company's shareholders of record drops below 300, the Company may deregister under the Securities Act of 1934, and will no longer be subject to its rules, including those relating to reporting and proxy solicitations.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen, were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which alleged breach of fiduciary duties by the individual defendants and Charter, were consolidated and settled with the approval of the Delaware Chancery Court on April 16, 2003. No objections to the settlement were filed, and any appeals must be filed by May 16, 2003. Assuming no appeals are filed, the Company will pay its $166,500 portion of the $390,000 settlement amount required to reimburse plaintiffs' counsel for their fees and expenses incurred in the litigation. The Company will not make any liquidation distributions until the court's approval of the settlement (including any appeals) is final in all respects.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation (the "Charter IPO Litigation Indemnity Claim"), and deferred release of half of the $2.0 million indemnity holdback until such time as we obtain the dismissal of Charter as a defendant in the IPO Litigation or the IPO Litigation is otherwise settled, minus Charter's actual defense costs if such costs exceed $250,000. On February 28, 2003, we collected $1.0 million of the indemnity holdback plus accrued interest thereon from Charter. We do not believe Charter is a "successor in interest" to the Company, and are attempting to obtain an out-of-court dismissal of Charter from the IPO Litigation. If we are not successful in this effort, we may either file a motion with the court to obtain Charter's dismissal or wait on a possible settlement of the IPO Litigation with respect to the Company.

We do not believe that the IPO litigation will have a material adverse effect on our net assets in liquidation.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) On March 3, 2003, the Board of Directors cancelled the Company's stock option plans and authorized the Company to cancel all of its 2,862,174 outstanding stock options upon receipt of each optionee's agreement to accept payment from the Company of an amount equivalent to what the optionee would have received had the optionee exercised their options and sold the underlying shares. The Company expects each optionee to agree to these terms. Pursuant to the Plan, the Board of Directors also accelerated the vesting of 149,992 options. Accordingly, the Company has recorded $0.2 million in accounts payable and accrued liabilities to cover these payments.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    On April 30, 2003, George E. Willett, our President and Chief Financial Officer, was terminated by the Company. Pursuant to his Employment Agreement dated June 4, 2001, Mr. Willett will receive severance payments in the amount of $168,000 plus healthcare benefits for a period of 12 months. The restrictions on his 75,000 shares of restricted common stock lapsed upon his termination. Mr. Willett will continue to serve as the Company's non-employee President and Chief Financial Officer under a Consulting Agreement dated April 30, 2003 for a period of six months ending October 31, 2003. Mr. Willett will receive a consulting fee of $7,000 per month under this agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.1 Separation Agreement and Consulting Agreement by and between High Speed Access Corp. and George E. Willett dated April 30, 2003.

    99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    (b) On April 21, 2003, the Company filed an 8-K announcing that the Delaware Chancery Court approved the settlement of the Delaware Class action lawsuits at a hearing on April 16, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: May 1, 2003                     By /s/ George E. Willett
                                         -------------------------------------
                                         George E. Willett
                                         President and Chief Financial Officer


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

Date:  May 1, 2003                   By /s/ George E. Willett
                                        -------------------------------------
                                        George E. Willett
                                        President and Chief Financial Officer

                                 EXHIBIT INDEX


No.             Description
---             -------------------------
10.1            Separation Agreement and Consulting Agreement by and between
                High Speed Access Corp. and George E. Willett dated April 30,
                2003.

99.1            Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
