Form 10-Q
period 2003-06-30
HIGH SPEED ACCESS CORP
filed 2003-08-07
CIK 1075244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                ---------------

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of August 1, 2003...40,294,783

                                      INDEX

                                                                                         PAGE
PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements (Unaudited)
    Condensed Consolidated Statements of Net Assets in Liquidation as of June 30,
       2003 and December 31, 2002                                                          3
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation for the
       three and six months ended June 30, 2003                                            4
    Condensed Consolidated Statement of Operations (Going Concern Basis) for the
       three and six months ended June 30, 2002                                            5
    Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for the
       six months ended June 30, 2002                                                      6
    Notes to Condensed Consolidated Financial Statements                                   7
   Item 2 - Management's Discussion and Analysis of Financial Condition and Results
    of Operations                                                                         14
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    21
   Item 4 - Controls and Procedures                                                       21
PART II - OTHER INFORMATION
   Item 1 - Legal Proceedings                                                             21
   Item 2 - Changes in Securities and Use of Proceeds                                     22
   Item 3 - Defaults upon Senior Securities                                               22
   Item 4 - Submission of Matters to a Vote of Security Holders                           22
   Item 5 - Other Information                                                             22
   Item 6 - Exhibits and Reports on Form 8-K                                              22
   Signatures                                                                             23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            HIGH SPEED ACCESS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           JUNE 30,           DECEMBER 31,
                                                                             2003                 2002
                                                                         ------------         ------------
                                     ASSETS
Cash and cash equivalents                                                $      8,066         $    63,640
Short-term investments                                                            859               1,237
Interest receivable                                                                65                 392
Charter holdback                                                                   --               2,092
Furniture and fixtures                                                             62                 113
                                                                         ------------         -----------
       Total assets                                                             9,052              67,474
                                                                         ------------         -----------
                                 LIABILITIES

Accounts payable and accrued liabilities                                          445               2,571
Estimated costs to be incurred during the wind-up period                          600               1,089
                                                                         ------------         -----------
       Total liabilities                                                        1,045               3,660
                                                                         ------------         -----------
       Net assets in liquidation                                                8,007              63,814
Less:  Contingency reserve                                                      1,150               2,000
                                                                         ------------         -----------
       Net assets available for distribution to stockholders             $      6,857         $    61,814
                                                                         ============         ===========
Net assets in liquidation per share                                      $       0.20         $      1.58
Net assets available for distribution to stockholders per share          $       0.17         $      1.53
Outstanding shares used in computing per share amounts                     40,294,783          40,294,783

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HIGH SPEED ACCESS CORP.
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           Three months    Six months
                                                           ------------    ----------
Net assets in liquidation, beginning of period              $   63,819     $   63,814

    Adjust assets and liabilities to fair value                    600            661
    Accrue additional estimated costs during wind-up                --            (56)
    Initial cash distribution                                  (56,412)       (56,412)
                                                            ----------     ----------
Net assets in liquidation at June 30, 2003                  $    8,007     $    8,007
                                                            ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            HIGH SPEED ACCESS CORP.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       Three months      Six months
                                                                       ------------      ----------
General and administrative operating expenses:
  General and administrative expenses                                 $        2,783   $        5,993
  Non-cash compensation expense from restricted stock                          1,335            1,661
                                                                      --------------   --------------
  Total general and administrative operating expenses                          4,118            7,654
                                                                      --------------   --------------
  Loss from continuing operations before other income
    (expense) and discontinued operations                                     (4,118)          (7,654)
Investment income                                                                335              524
Interest expense                                                                  (2)            (226)
                                                                      --------------   --------------
  Loss from continuing operations before discontinued
    operations                                                                (3,785)          (7,356)
Discontinued operations:
  Loss from discontinued operations, net                                        (105)          (4,217)
  Gain on sale of operations to Charter                                           --           40,259
                                                                      --------------   --------------
Net income (loss)                                                     $       (3,890)  $       28,686
                                                                      ==============   ==============
Basic and diluted net (loss) income per share:
  Loss from continuing operations                                     $        (0.10)  $        (0.16)
  Loss from discontinued operations                                               --            (0.09)
  Gain on sale of operations to Charter                                           --             0.88
                                                                      --------------   --------------
  Net (loss) income                                                   $        (0.10)  $         0.63
                                                                      ==============   ==============
Weighted average shares used in computation of basic and
  diluted net (loss) income per share                                     40,205,446       45,833,363

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            HIGH SPEED ACCESS CORP.
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)
                                  (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                                                                  $   28,686
     Adjustments to reconcile net income to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                                                  4,217
         Gain on sale of operations to Charter                                                                 (40,259)
         Loss on early extinguishment of debt and capital lease obligations                                      2,041
         Non-cash compensation expense from restricted stock                                                     1,661
         Changes in operating assets and liabilities excluding the effect of dispositions:
             Prepaid expenses                                                                                     (249)
             Accrued compensation and related expenses                                                            (457)
                                                                                                            -----------
Net cash used in operating activities of continuing operations                                                  (3,446)
Net cash used in operating activities of discontinued operations                                                (8,166)
                                                                                                            ----------
Net cash used in operating activities                                                                          (11,612)
                                                                                                            ----------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                                       (67,324)
     Sales and maturities of short-term investments                                                             69,182
                                                                                                            ----------
Net cash provided by investing activities of continuing operations                                               1,858
Net cash provided by investing activities of discontinued operations                                            76,081
                                                                                                            ----------
Net cash provided by investing activities                                                                       77,939
                                                                                                            ----------
FINANCING ACTIVITIES
     Repurchase of common stock                                                                                 (4,449)
     Proceeds from exercise of stock options                                                                        21
                                                                                                            ----------
Net cash used in financing activities of continuing operations                                                  (4,428)
Net cash used in financing activities of discontinued operations                                               (11,017)
                                                                                                            ----------
Net cash used in financing activities                                                                          (15,445)
                                                                                                            ----------
Net change in cash and cash equivalents from continuing operations                                              (6,016)
Net change in cash and cash equivalents from discontinued operations                                            56,898
                                                                                                            ----------
Net change in cash and cash equivalents                                                                         50,882
Cash and cash equivalents, beginning of period                                                                  11,714
                                                                                                            ----------
Cash and cash equivalents, end of period                                                                    $   62,596
                                                                                                            ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment purchases payable                                                               $       10

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

    Under Delaware law, the Company will remain in existence as a non-operating entity until December 4, 2005 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the wind-up period. During the wind-up period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

    These financial statements should be read in conjunction with the financial statements, notes and discussions thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our October 25, 2002 Proxy Statement.

LIQUIDATION BASIS OF ACCOUNTING

    The condensed consolidated financial statements for the three and six months ended June 30, 2002 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective November 27, 2002. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities represent our best estimate of the recoverable values of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in settling the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind-up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind-up period were to change or other conditions were to arise, actual results may differ from these estimates and those differences may be material.

    The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003. The Board of Directors also authorized a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003, payable to shareholders of record as of August 22, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of August 1, 2003.

    Other than this Subsequent Cash Distribution, the Company does not expect to make any other liquidating distributions prior to the transfer of its remaining assets and liabilities to a liquidating trust on or before December 31, 2003. At such time, the Company will most likely deregister under the Securities Act of 1934, and will no longer be subject to its rules, including those relating to reporting and proxy solicitations. In addition, the Company expects to cancel its outstanding shares in exchange for illiquid beneficial interests in the liquidating trust. At such time, we expect to close our stock transfer books, after which you will no longer be able to transfer shares. After the stock transfer books have been closed, certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. After the final record date for the recording of stock transfers, we will not issue any new stock certificates, other than replacement certificates.

    Due to the duration of the wind-up period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and was unchanged as of March 31, 2003. At June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000 as a result of the receipt of the remainder of the Charter Holdback. At June 30, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, then the amount of any future liquidating distributions and the Final Liquidation Payment on or before December 4, 2005 would include the full amount of the Contingency Reserve.

    The amount and timing of any future liquidating distributions by the trustee after January 1, 2004 will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the wind-up period. A summary of significant estimates and judgments utilized in preparation of the June 30, 2003 condensed consolidated financial statements on a liquidation basis follows:

    Interest Receivable. At June 30, 2003, interest receivable of $65,000 represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the wind-up period through December 4, 2005 and accounts for less than 1.0% of the Company's total assets.

    Furniture and Fixtures. At June 30, 2003, furniture and fixtures of $62,000 represents the Company's estimate of cash proceeds to be received on the sale of office furniture.

    Accounts Payable and Accrued Liabilities. At June 30, 2003, accounts payable and accrued expenses were $0.4 million. Included in this amount are accrued circuit termination charges of $0.2 million and $0.2 million for the expected payout on 2,862,174 stock options outstanding under the Company's stock option plans that were cancelled on March 3, 2003.

    Estimated Costs to be Incurred During The Wind-Up Period. At June 30, 2003, the Company estimates that there are $0.6 million of costs to be incurred through December 4, 2005, including compensation for liquidation personnel ($0.2 million) and professional fees and other miscellaneous costs ($0.4 million).

    Contingency Reserve. In view of the duration of the wind-up period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and remained unchanged as of March 31, 2003. At June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000 as a result of the receipt of the remainder of the Charter Holdback. At June 30, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, the amount of any future liquidating distributions and the Final Liquidation Payment that may ultimately be paid to stockholders would include the full amount of the Contingency Reserve.

    Stock-Based Employee Compensation. The Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

    The following illustrates the effect on net income (loss) and net income
(loss) per share for the three and six months ended June 30, 2002 if the fair value based method of SFAS 123 had been applied to all outstanding and unvested awards (in thousands).

                                                                       Three months         Six months
                                                                       ------------         ----------
Net (loss) income as reported....................................       $   (3,890)         $   28,686
Add: Stock based employee compensation expense included in
   reported net (loss) income....................................            1,335               1,685
Deduct: Total stock-based employee compensation expense

   determined under fair value based methods for all awards                 (4,304)             (7,623)
                                                                        ----------          ----------
Pro forma net (loss) income......................................       $   (6,859)         $   22,748
                                                                        ==========          ==========
Basic and diluted net (loss) income per share:
    As reported..................................................       $    (0.10)         $     0.63
    Pro forma....................................................       $    (0.17)         $     0.50

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

    Pursuant to the terms of the Asset Purchase Agreement, Charter acquired certain assets from us in consideration for (i) the payment to us of a cash amount equal to $81.1 million, subject to certain adjustments, (ii) the assumption of certain of our operating liabilities, and (iii) the tender to us of all our outstanding shares of Series D Preferred Stock and warrants held by Charter to purchase shares of common stock. On February 28, 2002, Charter held back an aggregate of $3.4 million of the purchase price to secure certain purchase price adjustments and indemnity claims against the Company under the Asset Purchase Agreement. Of this amount, $1.4 million was paid to us on April 30, 2002, $1.0 million plus accrued interest was paid to us on February 28, 2003, and $1.0 million plus accrued interest was paid to us on June 5, 2003.

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

- Warrants to purchase 2,650,659 shares of our Company's common stock earned by Charter under various distribution agreements were cancelled.

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

NOTE 3 - STOCKHOLDERS' EQUITY

Activity in stockholders' equity for the six months ended June 30, 2002 was as follows (in thousands except share amounts):

                                      PREFERRED STOCK           COMMON STOCK
                                      ---------------     ------------------------     PAID-IN       DEFERRED      ACCUMULATED
                                   SHARES     AMOUNT         SHARES        AMOUNT      CAPITAL     COMPENSATION      DEFICIT
Balance at December 31, 2001       75,000     $   1       60,394,835      $    604    $ 742,144      $(1,763)      $ (698,791)
Amortization of deferred
  compensation                                                                                         1,685
Exercise of stock options                                    107,750             1           20
Purchase of treasury stock
Retirement of treasury
  stock                                                  (20,222,139)         (202)      (4,247)
Retirement of preferred
  Stock                           (75,000)       (1)                                     (3,663)
Net unrealized loss on
  Investments
Net income                                                                                                             28,686
                                   ------     -----       ----------      --------    ---------      -------       ----------
Balance at June 30, 2002               --     $  --       40,280,446      $    403    $ 734,254      $   (78)      $ (670,105)
                                   ======     =====       ==========      ========    =========      =======       ==========

                                        TREASURY STOCK
                                   -----------------------   COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES        AMOUNT         LOSS          EQUITY
Balance at December 31, 2001               --     $     --       $  38         $  42,233
Amortization of deferred
  compensation                                                                     1,685
Exercise of stock options                                                             21
Purchase of treasury stock         20,222,139       (4,449)                       (4,449)
Retirement of treasury
  stock                           (20,222,139)       4,449                            --
Retirement of preferred
  Stock                                                                           (3,664)
Net unrealized loss on
  Investments                                                       (1)               (1)
Net income                                                                        28,686
                                   ----------     --------       -----         ---------
Balance at June 30, 2002                   --     $     --)      $  37         $  64,511
                                   ==========     ========       =====         =========

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), comprised of net income (loss) and net unrealized holding gains and losses on investments, totaled $(3.9) million and $28.7 million for the three and six months ended June 30, 2002, respectively.

NOTE 4 - INCOME (LOSS) PER SHARE

    For the three and six months ended June 30, 2002, the Company computed net income (loss) per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share was computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period.

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

    Basic and diluted net income (loss) per share for the three and six months ended June 30, 2002 were $(0.10) and $0.63, respectively, based on weighted average shares outstanding of 40,205,446 and 45,833,363, respectively. Diluted net income (loss) per share equals basic net income (loss) per share because the assumed exercise of the Company's stock options and warrants, the assumed conversion of preferred stock, and the vesting of restricted stock is anti-dilutive to the loss from continuing operations per share. Stock options and warrants to purchase 4,429,071 shares of our common stock at June 30, 2002 were excluded from the calculation of diluted net income (loss) per share as they were anti-dilutive.

NOTE 5 - COMMITMENTS, GUARANTEES AND CONTINGENCIES

    The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen, were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which alleged breach of fiduciary duties by the individual defendants and Charter, were consolidated and settled with the approval of the Delaware Chancery Court on April 16, 2003. No objections or appeals to the settlement were filed. The Company paid its $166,500 portion of the $390,000 settlement amount required to reimburse plaintiffs' counsel for their fees and expenses incurred in the litigation.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation and deferred release of half of the $2.0 million indemnity holdback. Charter was dismissed as a defendant in the IPO Litigation on May 28, 2003 and paid the remaining $1.0 million indemnity holdback to us on June 5, 2003.

    On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company had assented to participate in the settlement, which is subject to final documentation and review and consent of the Court. If final settlement occurs, the Company will be removed from the litigation without payment of any funds.

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

    With the exception of certain representations and warranties and covenants described below, all of the above-noted representations and warranties are in effect through August 31, 2003, however any claims arising from any breaches of these representations and warranties can only be asserted against and are limited to the $2.0 million indemnification holdback that was released to us on February 28, 2003 and June 5, 2003.

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

    (ii) the excluded liabilities;

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

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principal's Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS 145 on January 1, 2003. The losses on early extinguishment of debt and capital lease obligations that were classified as extraordinary items in prior periods presented that did not meet the criteria of APB 30 for classification as extraordinary items were reclassified to loss from continuing operations.

    In November 2002, the FASB, issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 were effective for our December 31, 2002 financial statements. Adopting the recognition provisions of FIN 45 did not have an impact on the Company. We have made the disclosures required by FIN 45 in the notes to our condensed consolidated financial statements (see Note 5, "Commitments, Guarantees and Contingencies").

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 did not have an impact on the Company because we do not hold any interest in an entity qualifying as a VIE.

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

    Under Delaware law, the Company will remain in existence as a non-operating entity until December 4, 2005 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the wind-up period. During the wind-up period, the Company will attempt to covert its remaining assets to cash and settle its liabilities as expeditiously as possible.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Liquidation Basis of Accounting. As of November 27, 2002, all activities of the Company are presented under the liquidation basis of accounting. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets have been valued at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities, including costs of liquidation, represent our best estimate of the recoverable value of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in settling the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind-up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind-up period were to change or other conditions were to arise, actual results may differ from these estimates and these differences may be material.

    The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003. The Board of Directors also authorized a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003, payable to shareholders of record as of August 22, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of August 1, 2003.

    Other than this Subsequent Cash Distribution, the Company does not expect to make any other liquidating distributions prior to the transfer of its remaining assets and liabilities to a liquidating trust on or before December 31, 2003. At such time, the Company will most likely deregister under the Securities Act of 1934, and will no longer be subject to its rules, including those relating to reporting and proxy solicitations. In addition, the Company expects to cancel its outstanding shares in exchange for illiquid beneficial interests in the liquidating trust. At such time, we expect to close our stock transfer books, after which you will no longer be able to transfer shares. After the stock transfer books have been closed, certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. After the final record date for the recording of stock transfers, we will not issue any new stock certificates, other than replacement certificates.

    Due to the duration of the wind-up period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and was unchanged as of March 31, 2003. At June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000 as a result of the receipt of the remainder of the Charter Holdback. At June 30, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, then the amount of any future liquidating distributions and the Final Liquidation Payment on or before December 4, 2005 would include the full amount of the Contingency Reserve.

    The amount and timing of any future liquidating distributions by the trustee after January 1, 2004 will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the wind-up period. A summary of significant estimates and judgments utilized in preparation of the June 30, 2003 condensed consolidated financial statements on a liquidation basis follows:

    Interest Receivable. At June 30, 2003, interest receivable of $65,000 represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the wind-up period through December 4, 2005 and accounts for less than 1.0% of the Company's total assets.

    Furniture and Fixtures. At June 30, 2003, furniture and fixtures of $62,000 represents the Company's estimate of cash proceeds to be received on the sale of office furniture.

    Accounts Payable and Accrued Liabilities. At June 30, 2003, accounts payable and accrued expenses were $0.4 million. Included in this amount are accrued circuit termination charges of $0.2 million and $0.2 million for the expected payout on 2,862,174 stock options outstanding under the Company's stock option plans that were cancelled on March 3, 2003.

    Estimated Costs to be Incurred During The Wind-up Period. At June 30, 2003, the Company estimates that there are $0.6 million of costs to be incurred through December 4, 2005, including compensation for liquidation personnel ($0.2 million) and professional fees and other miscellaneous costs ($0.4 million).

    Contingency Reserve. In view of the duration of the wind-up period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and was unchanged as of March 31, 2003. At June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000 as a result of the receipt of the remainder of the Charter Holdback. At June 30, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, then the amount of any future liquidating distributions and the Final Liquidation Payment that may be paid to stockholders would include the full amount of the Contingency Reserve.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

    The condensed consolidated financial statements for the three and six months ended June 30, 2002 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company adopted the liquidation basis of accounting as of November 27, 2002.

    The decrease in net assets in liquidation during the six months ended June 30, 2003 is the result of the $56.4 million Initial Cash Distribution plus the following adjustments made during the six months ended June 30, 2003 (in thousands):

ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
            Increase in estimated future interest income                        $       28
            Accounts payable and accrued expenses                                      633
                                                                                ----------
               Total adjustments to fair value                                         661
                                                                                ----------
ACCRUE ADDITIONAL ESTIMATED COSTS DURING WIND-UP:
            Costs to be incurred during the wind-up period                             (56)
                                                                                ----------
               Total estimated costs during the wind-up period                         (56)
                                                                                ----------
                Total liquidation adjustments                                   $      605
                                                                                ==========

    The decrease in accounts payable and accrued expenses is the result of the settlement of liabilities at less than the recorded amounts. The increase in estimated costs during the wind-up period is primarily the result of additional legal fees relating to the remaining $1.0 holdback from Charter.

    The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003. The Board of Directors also authorized a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003, payable to shareholders of record as of August 22, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of August 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount, and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon the Company's ability to convert certain remaining assets into cash and settle certain obligations. Although the liquidation is currently expected to be concluded on December 4, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors"). The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003. The Company has also announced that its Board of Directors authorized a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003, payable to shareholders of record as of August 22, 2003. Other than this Subsequent Cash Distribution, the Company does not expect to make other liquidating distributions prior to the Final Liquidation Payment on or around December 4, 2005. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of August 1, 2003. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

    The Company currently intends to transfer its remaining assets and liabilities to a liquidating trust on or before December 31, 2003. At such time, the Company will most likely deregister under the Securities Act of 1934, and will no longer be subject to its rules, including those relating to reporting and proxy solicitations. In addition, the Company expects to cancel its outstanding shares in exchange for illiquid beneficial interests in the liquidating trust. At such time, we expect to close our stock transfer books, after which you will no longer be able to transfer shares. After the stock transfer books have been closed, certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. After the final record date for the recording of stock transfers, we will not issue any new stock certificates, other than replacement certificates.

    Due to the duration of the wind-up period to December 4, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. The amount of reserve initially established was $2.0 million and was unchanged as of March 31, 2003. At June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000 as a result of the receipt of the remainder of the Charter Holdback. At June 30, 2003, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher Contingency Reserve is required. In the event there are no claims against this reserve, then the amount of any future liquidating distributions and the Final Liquidation Payment that may ultimately be paid to stockholders would include the full amount the Contingency Reserve.

    At June 30, 2003, the Company estimates that there is $0.6 million of operating costs to be incurred during the remaining wind-up period through December 4, 2005. The estimated liabilities of the Company at June 30, 2003 total $1.0 million. In addition, the Company has a Contingency Reserve of $1,150,000 (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $0.0285 per share.

    At June 30, 2003, net assets in liquidation were $8.0 million. We had cash and cash equivalents and short-term investments of $8.1 million and $0.9 million, respectively, compared to cash and cash equivalents and short-term investments of $63.6 million and $1.2 million, respectively, at December 31, 2002. The net decrease in cash, cash equivalents and short-term investments of $56.0 million is the result of the following: (in thousands):

Receipt of Charter holdback                                          $    2,103
Interest received                                                           344
Sale of furniture and fixtures                                               51
Initial cash distribution                                               (56,413)
Compensation and related expenses and severance                          (1,178)
Property, income and franchise taxes                                       (166)
Legal settlement                                                           (167)
Professional fees                                                          (218)
Circuit termination charges                                                 (89)
Other accrued expenses                                                     (219)
                                                                     ----------
  Net decrease in cash, cash equivalents and short-term investments  $  (55,952)
                                                                     ==========

    We invest excess cash in money market accounts with the intent to make such funds readily available for future distributions to stockholders.

    The amount and timing of liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the wind-up period.

    INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist of investments in interest-bearing money market accounts with financial institutions. Short-term investments at June 30, 2003 are comprised solely of certificates of deposit.

    LEGAL PROCEEDINGS.

    The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen, were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which alleged breach of fiduciary duties by the individual defendants and Charter, were consolidated and settled with the approval of the Delaware Chancery Court on April 16, 2003. No objections or appeals to the settlement were filed. The Company paid its $166,500 portion of the $390,000 settlement amount required to reimburse plaintiffs' counsel for their fees and expenses incurred in the litigation.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation and deferred release of half of the $2.0 million indemnity holdback. Charter was dismissed as a defendant in the IPO Litigation on May 28, 2003 and paid the remaining $1.0 million indemnity holdback to us on June 5, 2003.

    On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company had assented to participate in the settlement, which is subject to final documentation and review and consent of the Court. If final settlement occurs, the Company will be removed from the litigation without payment of any funds.

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

WE MAKE FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q THAT ARE SUBJECT TO RISKS THAT MAY CHANGE THE LIKELIHOOD OF THOSE STATEMENTS BEING REALIZED.

    This Form 10-Q, as well as other documents incorporated by reference herein and to which we refer in this Form 10-Q, describes many of the positive factors and assumed benefits of the Plan. You should also be aware of factors that could have a negative impact on the Plan and our ability to make distributions of net assets. When we use such words as "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements. In addition, we have made in this Form 10-Q certain forward looking statements, including statements concerning the timing and amount of distributions of cash to stockholders and other statements concerning the value of our net assets and the resultant liquidation value per share of common. All such forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not materially differ from expectations. These statements are subject to many risks, including those set forth in each of the following paragraphs.

YOU WILL NOT KNOW THE EXACT AMOUNT OR TIMING OF ANY FUTURE LIQUIDATING DISTRIBUTIONS.

    The methods used by the Board and management to estimate the value of our net assets do not result in an exact determination of value nor are they intended to indicate definitively the amount of cash you will receive during the winding up and liquidation of the Company. The Company has established reserves for known and unknown liabilities (see "Contingency Reserve" discussion below) and the adequacy of those reserves will be reviewed prior to making any future cash distributions to stockholders. We cannot assure you that the amount you will receive in liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future. Any distributions to you may be reduced by additional liabilities we may incur, and the ultimate settlement amounts of our liabilities.

    Additionally, even though we are not aware of any other pending or threatened claims, a creditor of the Company or other party with a claim against us might file a new lawsuit or obtain an injunction against our making any further distributions to you under the Plan. In that event, either our Board, the liquidating trustee or a court may decide that the amounts to be distributed are needed to provide for the payment of such liabilities and expenses, including unknown or contingent liabilities that may arise or be put in dispute at a later date.

WE MIGHT MISCALCULATE OR FAIL TO ADEQUATELY RESERVE AN AMOUNT SUFFICIENT TO COVER OUR CONTINGENT LIABILITIES.

    On December 4, 2002 we filed a Certificate of Dissolution with the State of Delaware dissolving the Company. According to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective (December 4, 2005) or for a longer period if the Delaware Court of Chancery requires us to, for the purpose of prosecuting and defending suits against us and enabling us to dispose of our property, discharge our liabilities and distribute to our stockholders any remaining assets.

    Under Delaware law, the Board established a reserve for known and unknown liabilities expected to be incurred through completion of our liquidation (the "Contingency Reserve"), and the adequacy of that reserve has been and will continue to be reviewed prior to making cash distributions to you. As of June 30, 2003, we set aside a $1,150,000 Contingency Reserve. However, we cannot assure you that such Contingency Reserve will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation.

    If the Contingency Reserve is insufficient for payment of our expenses and liabilities, you could be held liable for payment to our creditors of your proportional share of amounts owed to creditors in excess of the Contingency Reserve. In that regard, your liability would be limited to the amounts previously received by you from us or a liquidating trust established by the Company. Accordingly, you could be required to return some or all distributions previously made to you. In such an event, you could receive nothing from us under the Plan. Moreover, you could incur a net tax cost if you paid taxes on the amounts received from us and then have to repay such amounts back to our creditors. Unless you are able to get a corresponding reduction in taxes in connection with your repayment, you may end up having paid taxes on monies that you have had to return.

YOU MAY NOT BE ABLE TO BUY OR SELL SHARES OF OUR COMMON STOCK IF WE CLOSE OUR STOCK TRANSFER BOOKS.

- We expect to close our stock transfer books on or before December 31, 2003, and in any event on the close of business on the date on which the remaining assets of the Company are transferred to a liquidating trust, after which you will no longer be able to transfer shares.

    After the stock transfer books have been closed, certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. After the final record date for the recording of stock transfers, we will not issue any new stock certificates, other than replacement certificates.

OUR STOCK PRICE COULD BE HIGHLY VOLATILE AND OUR STOCK IS LIKELY TO BE THINLY TRADED.

    Our stock price has been trading at a discount to our net cash value per share. Even though we do not expect to make any additional cash distributions prior to the transfer of our remaining assets and liabilities to a liquidating trust on or before December 31, 2003, the announcement of additional cash distributions could cause our stock to fluctuate suddenly and widely depending on the amount and timing of such distributions and the amount of funds still retained by the Company, and these fluctuations may be unrelated to our performance or actions with respect to the Plan. General market price declines or market volatility in the future could adversely affect the price of the our common stock, and thus, the current market price may not be indicative of future market prices.

         In addition, at such time as the Company transfers its remaining assets and liabilities to a liquidating trust, the Company will most likely deregister and cancel its outstanding shares in exchange for illiquid beneficial interests in the liquidating trust. This deregistration and cancellation, or even the announcement of such a deregistration and cancellation could also adversely affect the price of our common stock. Moreover, if the number of the Company's shareholders of record drops below 300, the Company may deregister under the Securities Act of 1934 prior to December 31, 2003, and will no longer be subject to its rules, including those relating to reporting and proxy solicitations.

    Following our $0.17 per share distribution on August 29, 2003 and continuing until the closure of our stock transfer books on or about December 31, 2003, it is possible that our stock will be thinly traded on the over the counter electronic bulletin board and the Pink Sheets, which could affect a stockholder's ability to obtain price quotations and/or acquire or dispose of the Company's shares.

THE TAX CONSEQUENCES OF OUR LIQUIDATION MAY NOT BE FAVORABLE TO YOU

    The following discussion is a general summary of what the Company believes are the material Federal income tax consequences of the Plan to its stockholders, but does not purport to be a complete analysis of all the potential tax effects:

        As a consequence of our liquidation, our stockholders will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and the fair market value (at the time of distribution) of any property distributed to them, and (ii) their tax basis for their shares of the common stock. A stockholder's tax basis in his or her shares will depend upon various factors, including the amount paid by the stockholder for his or her shares and the amount and nature of any distributions received with respect to those shares. A stockholder's gain or loss will be computed on a "per share" basis. We have made more than one liquidating distribution, and the amount of each such liquidating distribution will be allocated proportionately to each share of stock owned by a stockholder. Any gain will be recognized by reason of a liquidating distribution only to the extent that the aggregate value of such distributions received by a stockholder with respect to a share exceeds his, her or its tax basis for that share.

        STOCKHOLDERS SHOULD NOTE CAREFULLY THAT ANY LOSS WILL GENERALLY BE RECOGNIZED ONLY UPON EITHER (i) A SALE OF THE STOCKHOLDER'S SHARES PRIOR TO THE CLOSURE OF OUR STOCK TRANSFER BOOKS, OR (ii) WHEN THE FINAL DISTRIBUTION FROM HSA (OR THE LIQUIDATING TRUST SUCCEEDING TO OUR REMAINING ASSETS AND LIABILITIES) HAS BEEN RECEIVED AND THEN ONLY IF THE AGGREGATE VALUE OF THE LIQUIDATING DISTRIBUTIONS WITH RESPECT TO A SHARE IS LESS THAN THE STOCKHOLDER'S TAX BASIS FOR THAT SHARE. IF A STOCKHOLDER RETAINS HIS, HER OR ITS SHARES DURING THE LIQUIDATION PERIOD, SUCH STOCKHOLDER MAY NOT BE ABLE TO RECOGNIZE ANY LOSS FOR UP TO THREE (3) YEARS (OR POSSIBLY LATER IF THE LIQUIDATION IS NOT COMPLETE AFTER THREE YEARS.) Any gain or loss recognized by a stockholder will be capital gain or loss provided the shares are held as capital assets. Gain resulting from distributions of cash or assets from a corporation pursuant to a plan of liquidation is, therefore, generally capital gain rather than ordinary income. If it were to be determined that distributions made pursuant to the Plan were not liquidating distributions, the result could be treatment of distributions as dividends, taxable at ordinary income rates. Upon any distribution of property, the stockholder's tax basis in such property immediately after the distribution will be the fair market value of such property at the time of distribution. The gain or loss realized upon the stockholder's future sale of that property will be measured by the difference between the stockholder's tax basis in the property at the time of the sale and the proceeds of the sale. After the close of each year, HSA will provide stockholders and the IRS with a statement of the amount of cash distributed to the stockholders and, if applicable, its best estimate as to the value of any property distributed to them during that year. There is no assurance that the IRS will not challenge such property valuation. As a result of such a challenge, the amount of gain or loss recognized by stockholders might be changed. Distributions to stockholders could result in tax liability to any given stockholder exceeding the amount of cash received, requiring the stockholder to meet the tax obligations from other sources or by selling all or a portion of the assets received.

        We intend to structure the transfer of our remaining assets and liabilities to the liquidating trust so that stockholders will be treated for tax purposes as having received their proportionate share of the property at the time it is transferred to the liquidating trust. In such event, the amount of the distribution will be reduced by the amount of known liabilities assumed by the liquidating trust or to which the property transferred is subject. The liquidating trust itself should not be subject to tax. After formation of the liquidating trust, the stockholders will take into account for Federal income tax purposes their allocable portion of any income, gain or loss recognized by the liquidating trust. AS A RESULT OF THE TRANSFER OF PROPERTY TO THE LIQUIDATING TRUST AND THE ONGOING OPERATIONS OF THE LIQUIDATING TRUST, STOCKHOLDERS SHOULD BE AWARE THAT THEY MAY BE SUBJECT TO TAX, WHETHER OR NOT THEY HAVE RECEIVED ANY ACTUAL DISTRIBUTIONS FROM THE LIQUIDATING TRUST WITH WHICH TO PAY THE TAX.

        Stockholders may also be subject to state or local taxes and should consult their tax advisor with respect to the state and local tax consequences of the Plan. The foregoing summary of certain Federal income tax consequences is included for general information only and does not constitute legal advice to any stockholder. The tax consequences of the Plan may vary depending upon your particular circumstances. We recommend that you consult your own tax advisor regarding the specific tax consequences of the Plan to you.

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

ITEM 4 - CONTROLS AND PROCEDURES

    As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The Delaware Class Action Lawsuits. The Company, our then directors, certain former directors as well as Charter and Paul Allen, were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware (Denault v. O'Brien, et. al., Civil Action No. 19045-NC, Tesche v. O'Brien, et al., Civil Action No. 19046-NC, Johnson v. O'Brien, et. al., Civil Action No. 19053-NC, and Krim v. Allen, et al., Civil Action 19478-NC). All four lawsuits, which alleged breach of fiduciary duties by the individual defendants and Charter, were consolidated and settled with the approval of the Delaware Chancery Court on April 16, 2003. No objections or appeals to the settlement were filed The Company paid its $166,500 portion of the $390,000 settlement amount required to reimburse plaintiffs' counsel for their fees and expenses incurred in the litigation

    The IPO Litigation. Also, on November 5, 2001, the Company, our President and Chief Financial Officer (Mr. George Willett) and one of our former Presidents (Mr. Ron Pitcock), together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

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

    On February 28, 2003, Charter notified the Company of its assertion of a potential claim for indemnity in respect of Charter being named as a "successor in interest" to the Company in the IPO Litigation and deferred release of half of the $2.0 million indemnity holdback. Charter was dismissed as a defendant in the IPO Litigation on May 28, 2003 and paid the remaining $1.0 million indemnity holdback to us on June 5, 2003.

    On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company had assented to participate in the settlement, which is subject to final documentation and review and consent of the Court. If final settlement occurs, the Company will be removed from the litigation without payment of any funds.

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

    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    31 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
Section 906 Of The Sarbanes-Oxley Act Of 2002

    (b) On April 21, 2003, the Company filed an 8-K announcing that the Delaware Chancery Court approved the settlement of the Delaware Class action lawsuits at a hearing on April 16, 2003.

        On May 20, 2003, the Company filed an 8-K announcing that its Board of Directors authorized a cash distribution of $1.40 per share on May 30, 2003, payable to shareholders of record as of May 23, 2003.

        On June 6, 2003, the Company filed an 8-K announcing that Charter Communications, Inc. was dismissed as a defendant in the IPO litigation and had paid to us the remaining $1.0 million balance of the indemnity holdback plus accrued interest.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: August 7, 2003                       By /s/ George E. Willett
                                              ----------------------------------
                                           George E. Willett
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX

    31 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
Section 906 Of The Sarbanes-Oxley Act Of 2002