Form 10-Q
period 2003-09-30
HIGH SPEED ACCESS CORP
filed 2003-11-14
CIK 1075244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

                                 YES [X] NO [ ]


Number of shares of Common Stock outstanding as of October 31, 2003...40,294,783

                                      INDEX

                                                                                        PAGE
PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements (Unaudited)
    Condensed Consolidated Statements of Net Assets in Liquidation as of
       September 30, 2003 and December 31, 2002                                           3
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation for
       the three and nine months ended September 30, 2003                                 4
    Condensed Consolidated Statement of Operations (Going Concern Basis) for
       the three and nine months ended September 30, 2002                                 5
    Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for
       the nine months ended September 30, 2002                                           6
    Notes to Condensed Consolidated Financial Statements                                  7
   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         11
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    17
   Item 4 - Controls and Procedures                                                       17
PART II - OTHER INFORMATION
   Item 1 - Legal Proceedings                                                             18
   Item 2 - Changes in Securities and Use of Proceeds                                     18
   Item 3 - Defaults upon Senior Securities                                               18
   Item 4 - Submission of Matters to a Vote of Security Holders                           18
   Item 5 - Other Information                                                             18
   Item 6 - Exhibits and Reports on Form 8-K                                              18
   Signatures                                                                             20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                          2003                2002
                                                                                      --------------     ---------------
                                     ASSETS
Cash and cash equivalents                                                              $      1,456         $    63,640
Short-term investments                                                                          416               1,237
Interest receivable                                                                              33                 392
Charter holdback                                                                                 --               2,092
Furniture and fixtures                                                                           53                 113
                                                                                       ------------         -----------
       Total assets                                                                           1,958              67,474
                                                                                       ------------         -----------
                                 LIABILITIES
Accounts payable and accrued liabilities                                                        273               2,571
Estimated costs to be incurred during the wind-up period                                        529               1,089
                                                                                       ------------         -----------
       Total liabilities                                                                        802               3,660
                                                                                       ------------         -----------
       Net assets in liquidation                                                              1,156              63,814
Less:  Contingency reserve                                                                    1,150               2,000
                                                                                       ------------         -----------
       Net assets available for distribution to stockholders                           $          6         $    61,814
                                                                                       ============         ===========
Net assets in liquidation per share                                                    $       0.03         $      1.58
Net assets available for distribution to stockholders per share                        $       0.00         $      1.53
Outstanding shares used in computing per share amounts                                   40,294,783          40,294,783


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three months       Nine months
                                                         ------------       -----------
Net assets in liquidation, beginning of period           $      8,007      $     63,814

    Adjust assets and liabilities to fair value                    --               661
    Accrue additional estimated costs during wind-up               --               (56)
    Cash distributions                                         (6,851)          (63,263)
                                                         ------------      ------------
 Net assets in liquidation at September 30, 2003         $      1,156      $      1,156
                                                         ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      Three months   Nine months
                                                                      ------------   -----------
General and administrative operating expenses:
  General and administrative expenses                                 $        509   $     6,502
  Non-cash compensation expense from restricted stock                           12         1,673
                                                                      ------------   -----------
  Total general and administrative operating expenses                          521         8,175
                                                                      ------------   -----------
  Loss from continuing operations before other income
    (expense) and discontinued operations                                     (521)       (8,175)
Investment income                                                              328           852
Interest expense                                                                --          (226)
                                                                      ------------   ------------
  Loss from continuing operations before discontinued
    operations                                                                (193)       (7,549)
Discontinued operations:
  Loss from discontinued operations, net                                        --        (4,217)
  Gain on sale of operations to Charter                                         --        40,259
                                                                      ------------   -----------
Net income (loss)                                                     $       (193)  $    28,493
                                                                      =============  ===========
Basic and diluted net (loss) income per share:
  Loss from continuing operations                                     $      (0.01)  $     (0.17)
  Loss from discontinued operations                                             --         (0.10)
  Gain on sale of operations to Charter                                         --          0.92
                                                                      ------------   -----------
  Net (loss) income                                                   $      (0.01)  $      0.65
                                                                      =============  ===========
Weighted average shares used in computation of basic and
  diluted net (loss) income per share                                   40,208,580    43,938,876


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                                                            $   28,493
     Adjustments to reconcile net income to cash used in operating activities of continuing operations:
         Loss from discontinued operations, net                                                            4,217
         Gain on sale of operations to Charter                                                           (40,259)
         Loss on early extinguishment of debt and capital lease obligations                                2,041
         Non-cash compensation expense from restricted stock                                               1,673
         Changes in operating assets and liabilities excluding the effect of dispositions:
             Prepaid expenses                                                                               (206)
             Accrued compensation and related expenses                                                        74
                                                                                                      ----------
Net cash used in operating activities of continuing operations                                            (3,967)
Net cash used in operating activities of discontinued operations                                          (8,936)
                                                                                                      ----------
Net cash used in operating activities                                                                    (12,903)
                                                                                                      ----------
INVESTING ACTIVITIES
     Purchases of short-term investments                                                                 (67,324)
     Sales and maturities of short-term investments                                                       72,129
                                                                                                      ----------
Net cash provided by investing activities of continuing operations                                         4,805
Net cash provided by investing activities of discontinued operations                                      76,160
                                                                                                      ----------
Net cash provided by investing activities                                                                 80,965
                                                                                                      ----------
FINANCING ACTIVITIES
     Repurchase of common stock                                                                           (4,449)
     Proceeds from exercise of stock options                                                                  36
                                                                                                      ----------
Net cash used in financing activities of continuing operations                                            (4,413)
Net cash used in financing activities of discontinued operations                                         (11,017)
                                                                                                      ----------
Net cash used in financing activities                                                                    (15,430)
                                                                                                      ----------
Net change in cash and cash equivalents from continuing operations                                        (3,575)
Net change in cash and cash equivalents from discontinued operations                                      56,207
                                                                                                      ----------
Net change in cash and cash equivalents                                                                   52,632
Cash and cash equivalents, beginning of period                                                            11,714
                                                                                                      ----------
Cash and cash equivalents, end of period                                                              $   64,346
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

    The Board of Directors unanimously adopted a Plan of Liquidation and Dissolution (the "Plan") on August 13, 2002. The Plan was approved by the holders of a majority of the Company's shares on November 27, 2002. The key features of the Plan are (1) filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (2) winding up our affairs, including the settlement of any then-outstanding issues with Charter (Charter Communications, Inc., CC Systems, LLC, Charter Communications Holding Company, LLC and Charter Communications Ventures, LLC) relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (3) paying our creditors; (4) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (5) resolving our outstanding litigation; (6) establishing a Contingency Reserve for payment of the Company's expenses and liabilities; and (7) preparing to make distributions to our stockholders.

    Under Delaware law, the Company will remain in existence as a non-operating entity until December 5, 2005 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the wind-up period. During the wind-up period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

    These financial statements should be read in conjunction with the financial statements, notes and discussions thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our October 25, 2002 Proxy Statement.

LIQUIDATION BASIS OF ACCOUNTING

    The condensed consolidated financial statements for the three and nine months ended September 30, 2002 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective November 27, 2002. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities represent our best estimate of the recoverable values of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in settling the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind-up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind-up period were to change or other conditions were to arise, actual results may differ from these estimates and those differences may be material.

    The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of October 31, 2003.

    THE COMPANY DOES NOT EXPECT TO MAKE ANY ADDITIONAL LIQUIDATING DISTRIBUTIONS UNTIL THE FINAL LIQUIDATION PAYMENT IS MADE ON OR BEFORE DECEMBER 31, 2005. THE COMPANY'S BOARD OF DIRECTORS HAS AUTHORIZED, EFFECTIVE AS OF THE CLOSE OF BUSINESS ON DECEMBER 31, 2003, THE TRANSFER OF ITS REMAINING ASSETS AND LIABILITIES TO A LIQUIDATING TRUST. AT SUCH TIME, THE COMPANY WILL CANCEL ITS OUTSTANDING SHARES OF COMMON STOCK IN EXCHANGE FOR ILLIQUID BENEFICIAL INTERESTS IN THE LIQUIDATING TRUST, CLOSE THE STOCK TRANSFER BOOKS, AND DEREGISTER THE COMPANY'S SECURITIES UNDER THE SECURITIES EXCHANGE ACT OF 1934. After the stock transfer books have been closed, you will no longer be able to transfer your shares, and we will not issue any new stock certificates, other than replacement certificates. Certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. In addition, the Company will not file any additional quarterly reports on Form 10-Q or proxy statements under the Securities Exchange Act of 1934. Instead, the Company will file only abbreviated reports on Forms 10-K or 8-K regarding its net assets in liquidation and changes in net assets in liquidation or financial position and cash flows for the period presented.

    Due to the duration of the wind-up period to December 5, 2005, and provisions in Delaware law that require the Company to maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000. At September 30, 2003, the Company has no known material claims against this reserve. If no claims are presented against this reserve, then the amount of the Final Liquidation Payment on or before December 31, 2005 would include the full amount of the Contingency Reserve.

    The amount and timing of the Final Liquidation Payment by the trustee will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the wind-up period. A summary of significant estimates and judgments utilized in preparation of the September 30, 2003 condensed consolidated financial statements on a liquidation basis follows:

    Interest Receivable. At September 30, 2003, interest receivable of $33,000 represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the wind-up period through December 5, 2005 and accounts for less than 2.0% of the Company's total assets.

    Furniture and Fixtures. At September 30, 2003, furniture and fixtures of $53,000 represents the Company's estimate of cash proceeds to be received on the sale of office furniture. The Company's remaining office furniture was subsequently sold for approximately the carrying value in October 2003.

    Accounts Payable and Accrued Liabilities. At September 30, 2003, accounts payable and accrued expenses were $0.3 million, including accrued circuit termination charges of $0.2 million.

    Estimated Costs to be Incurred During The Wind-Up Period. At September 30, 2003, the Company estimates that there are $0.5 million of costs to be incurred through December 5, 2005, including compensation for liquidation personnel ($0.2 million) and professional fees and other miscellaneous costs ($0.3 million).

    Contingency Reserve. In view of the duration of the wind-up period to December 5, 2005, and provisions in Delaware law that require the Company to maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000. At September 30, 2003, the Company has no known material claims against this reserve. In the event there are no claims against this reserve, the amount of the Final Liquidation Payment that may ultimately be paid to stockholders would include the full amount of the Contingency Reserve.

    Stock-Based Employee Compensation. The Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

    The following illustrates the effect on net income (loss) and net income
(loss) per share for the three and nine months ended September 30, 2002 if the fair value based method of SFAS 123 had been applied to all outstanding and unvested awards (in thousands).

                                                                             Three months         Nine months
                                                                             ------------         -----------
      Net (loss) income as reported....................................        $     (193)         $   28,493
      Add: Stock based employee compensation expense included in
         reported net (loss) income....................................                12               1,697
      Deduct: Total stock-based employee compensation expense
         determined under fair value based methods for all awards                  (2,981)            (10,604)
                                                                               ----------          ----------
      Pro forma net (loss) income......................................        $   (3,162)         $   19,586
                                                                               ==========          ==========
      Basic and diluted net (loss) income per share:

          As reported..................................................        $    (0.01)         $     0.65
          Pro forma....................................................        $    (0.08)         $     0.45

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), comprised of net income (loss) and net unrealized holding gains and losses on investments, totaled $(0.2) million and $28.5 million for the three and nine months ended September 30, 2002, respectively.

NOTE 3 - INCOME (LOSS) PER SHARE

    For the three and nine months ended September 30, 2002, the Company computed net income (loss) per share under the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share was computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period.

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

    Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2002 were $(0.01) and $0.65, respectively, based on weighted average shares outstanding of 40,208,580 and 43,938,876, respectively. Diluted net income (loss) per share equals basic net income (loss) per share because the assumed exercise of the Company's stock options and warrants, the assumed conversion of preferred stock, and the vesting of restricted stock is anti-dilutive to the loss from continuing operations per share. Stock options and warrants to purchase 8,873,996 shares of our common stock at September 30, 2002 were excluded from the calculation of diluted net income (loss) per share as they were anti-dilutive.

NOTE 4 - COMMITMENTS, GUARANTEES AND CONTINGENCIES

    The IPO Litigation. On November 5, 2001, the Company and its IPO underwriters, Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b- promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket.

    On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

    On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs had been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who were class members from the insurers of the issuers. The Company has assented to participate in the settlement, which is subject to final documentation and review and consent of the Court. If final settlement occurs, the Company will be removed from the litigation without payment of any funds. Accordingly, we do not believe that the IPO litigation will have a material adverse effect on our net assets in liquidation.

Indemnification of Charter. In connection with the Asset Sale, we agreed to indemnify Charter against all claims arising from breaches of our representations, warranties and covenants, various excluded liabilities and the pre-closing operation of the assets we sold to Charter. With the exception of certain representations and warranties and covenants described below, all other representations and warranties expired August 31, 2003.

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

    (iii) our operation of the assets sold to Charter prior to the closing of the Asset Sale; and

    (iv) common law fraud.

    The Company has no liability to Charter for claims arising from breaches of our representations and warranties relating to intellectual property, technology and know-how unless the damages in the aggregate for such breaches exceed $250,000, in which case Charter is entitled to reimbursement from the first dollar of such damages. With respect to any other claims listed above, Charter is entitled to reimbursement from the first dollar of damages and such damages are unlimited. These indemnification obligations are limited to actual damages. The Company has no liability to Charter for indirect or consequential damages.

    We are aware of no other claims that Charter has or intends to assert against us in connection with the Asset Sale.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

    In November 2002, the FASB, issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 were effective for our December 31, 2002 financial statements. Adopting the recognition provisions of FIN 45 did not have an impact on the Company. We have made the disclosures required by FIN 45 in the notes to our condensed consolidated financial statements (see Note 4, "Commitments, Guarantees and Contingencies").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than December 31, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 will not have an impact on the Company because we do not hold any interest in an entity qualifying as a VIE.

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

OVERVIEW

    High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) formerly provided high speed Internet access and related services to residential and commercial customers primarily via cable modems and international ISP infrastructure services. On February 28, 2002, we sold our Internet access and related services business to Charter in the Asset Sale.

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

    In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective November 27, 2002, and has valued its assets at their estimated net realizable cash values and has stated its liabilities, including costs to liquidate, at their estimated settlement amounts, all of which approximate their estimated fair values. Uncertainties as to the value to be realized from the disposal of the Company's assets (other than cash), and the ultimate amount paid to settle its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses of liquidation (including salaries, payroll and local taxes, professional fees, and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. Although we do not believe that a precise estimate of the Company's net assets can currently be made, we believe that available cash and cash equivalent investments and amounts received from the sale of office furniture will be adequate to provide for the Company's obligations, liabilities, operating costs and claims (including contingent liabilities).

    Under Delaware law, the Company will remain in existence as a non-operating entity until December 5, 2005 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the wind-up period. During the wind-up period, the Company will attempt to covert its remaining assets to cash and settle its liabilities as expeditiously as possible.

    Pursuant to the Plan, the Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of October 31, 2003. The Company does not expect to make any additional distributions until the Final Liquidation Payment is made on or before December 31, 2005.

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

    The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of October 31, 2003.

    THE COMPANY DOES NOT EXPECT TO MAKE ANY ADDITIONAL LIQUIDATING DISTRIBUTIONS UNTIL THE FINAL LIQUIDATION PAYMENT IS MADE ON OR BEFORE DECEMBER 31, 2005. THE COMPANY'S BOARD OF DIRECTORS HAS AUTHORIZED, EFFECTIVE AS OF THE CLOSE OF BUSINESS ON DECEMBER 31, 2003, THE TRANSFER OF ITS REMAINING ASSETS AND LIABILITIES TO A LIQUIDATING TRUST. AT SUCH TIME, THE COMPANY WILL CANCEL ITS OUTSTANDING SHARES OF COMMON STOCK IN EXCHANGE FOR ILLIQUID BENEFICIAL INTERESTS IN THE LIQUIDATING TRUST, CLOSE THE STOCK TRANSFER BOOKS, AND DEREGISTER THE COMPANY'S SECURITIES UNDER THE SECURITIES EXCHANGE ACT OF 1934. After the stock transfer books have been closed, you will no longer be able to transfer your shares, and we will not issue any new stock certificates, other than replacement certificates. Certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. In addition, the Company will not file any additional quarterly reports on Form 10-Q or proxy statements under the Securities Exchange Act of 1934. Instead, the Company will file only abbreviated reports on Forms 10-K or 8-K regarding its net assets in liquidation and changes in net assets in liquidation or financial position and cash flows for the period presented.

    Due to the duration of the wind-up period to December 5, 2005, and provisions in Delaware law that require the Company to maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000. At September 30, 2003, the Company has no known material claims against this reserve. In the event there are no claims against this reserve, then the amount of the Final Liquidation Payment on or before December 31, 2005 would include the full amount of the Contingency Reserve.

    The amount and timing of the Final Liquidation Payment by the trustee will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the wind-up period. A summary of significant estimates and judgments utilized in preparation of the September 30, 2003 condensed consolidated financial statements on a liquidation basis follows:

    Interest Receivable. At September 30, 2003, interest receivable of $33,000 represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the wind-up period through December 5, 2005 and accounts for less than 2.0% of the Company's total assets.

    Furniture and Fixtures. At September 30, 2003, furniture and fixtures of $53,000 represents the Company's estimate of cash proceeds to be received on the sale of office furniture. The Company's remaining office furniture was subsequently sold for approximately the carrying value in October, 2003.

    Accounts Payable and Accrued Liabilities. At September 30, 2003, accounts payable and accrued expenses were $0.3 million, including accrued circuit termination charges of $0.2 million.

    Estimated Costs to be Incurred During The Wind-up Period. At September 30, 2003, the Company estimates that there are $0.5 million of costs to be incurred through December 5, 2005, including compensation for liquidation personnel ($0.2 million) and professional fees and other miscellaneous costs ($0.3 million).

    Contingency Reserve. In view of the duration of the wind-up period to December 5, 2005, and provisions in Delaware law that require the Company to maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000. At September 30, 2003, the Company has no known material claims against this reserve. In the event there are no claims against this reserve, then the amount of the Final Liquidation Payment that may be paid to stockholders would include the full amount of the Contingency Reserve.

    Net Assets Available for Distribution to Stockholders Per Share. Because of the need to maintain the Contingency Reserve to pay liabilities and claims, the Company does not expect to make any other liquidating distributions until the Final Liquidation Payment is made on or before December 31, 2005.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

    The condensed consolidated financial statements for the three and nine months ended September 30, 2002 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company adopted the liquidation basis of accounting as of November 27, 2002.

    The decrease in net assets in liquidation during the nine months ended September 30, 2003 is the result of the $56.4 million Initial Cash Distribution on May 31, 2003 and a Subsequent Cash Distribution of $6.9 million on August 29, 2003 plus the following adjustments made during the nine months ended September 30, 2003 (in thousands):

ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
            Increase in estimated future interest income                        $       28
            Accounts payable and accrued expenses                                      633
                                                                                ----------
               Total adjustments to fair value                                         661
ACCRUE ADDITIONAL ESTIMATED COSTS DURING WIND-UP:
            Costs to be incurred during the wind-up period                             (56)
                                                                                ----------
               Total estimated costs during the wind-up period                         (56)
                                                                                ----------
                Total liquidation adjustments                                   $      605
                                                                                ==========

    The decrease in accounts payable and accrued expenses was the result of the settlement of liabilities at less than the recorded amounts. The increase in estimated costs during the wind-up period was primarily the result of additional legal fees.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount, and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon the Company's ability to convert certain remaining assets into cash and settle certain obligations. Although the liquidation is currently expected to be concluded on or before December 31, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors"). The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. THE COMPANY DOES NOT EXPECT TO MAKE OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE FINAL LIQUIDATION PAYMENT ON OR BEFORE DECEMBER 31, 2005. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of October 31, 2003. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

    THE COMPANY WILL TRANSFER ITS REMAINING ASSETS AND LIABILITIES TO A LIQUIDATING TRUST AS OF THE CLOSE OF BUSINESS ON DECEMBER 31, 2003. AT SUCH TIME, THE COMPANY WILL CANCEL ITS OUTSTANDING SHARES OF COMMON STOCK IN EXCHANGE FOR ILLIQUID BENEFICIAL INTERESTS IN THE LIQUIDATING TRUST, CLOSE THE STOCK TRANSFER BOOKS, AND DEREGISTER THE COMPANY'S SECURITIES UNDER THE SECURITIES EXCHANGE ACT OF 1934. After the stock transfer books have been closed, you will no longer be able to transfer your shares, and we will not issue any new stock certificates, other than replacement certificates. Certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. In addition, the Company will not file any additional quarterly reports on Form 10-Q or proxy statements under the Securities Exchange Act of 1934. Instead, the Company will file only abbreviated reports on Forms 10-K or 8-K regarding its net assets in liquidation and changes in net assets in liquidation or financial position and cash flows for the period presented.

    Due to the duration of the wind-up period to December 5, 2005, and provisions in Delaware law that require the Company to maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,150,000. At September 30, 2003, the Company has no known material claims against this reserve. In the event there are no claims against this reserve, then the amount of the Final Liquidation Payment that may ultimately be paid to stockholders would include the full amount of the Contingency Reserve.

    At September 30, 2003, the Company estimates that there is $0.5 million of operating costs to be incurred during the remaining wind-up period through December 5, 2005. The estimated liabilities of the Company at September 30, 2003 total $0.8 million. In addition, the Company has a Contingency Reserve of $1,150,000 (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $0.0285 per share.

    At September 30, 2003, net assets in liquidation were $1,156,000. We had cash and cash equivalents and short-term investments of $1.5 million and $0.4 million, respectively, compared to cash and cash equivalents and short-term investments of $63.6 million and $1.2 million, respectively, at December 31, 2002. The net decrease in cash, cash equivalents and short-term investments of $63.0 million is the result of the following: (in thousands):

                 Receipt of Charter holdback                                                       $    2,103
                 Interest received                                                                        376
                 Sale of furniture and fixtures                                                            60
                 Cash distributions                                                                   (63,263)
                 Compensation and related expenses and severance                                       (1,381)
                 Property, income and franchise taxes                                                    (153)
                 Legal settlement                                                                        (167)
                 Professional fees                                                                       (275)
                 Circuit termination charges                                                              (89)
                 Other accrued expenses                                                                  (216)
                                                                                                   ----------
                  Net decrease in cash, cash equivalents and short-term investments                $  (63,005)
                                                                                                   ==========



    THE COMPANY DOES NOT EXPECT TO MAKE OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE FINAL LIQUIDATION PAYMENT ON OR BEFORE DECEMBER 31, 2005. The amount and timing of liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the wind-up period.

    INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist of investments in interest-bearing money market accounts with financial institutions. Short-term investments at September 30, 2003 are comprised solely of a certificate of deposit.

    LEGAL PROCEEDINGS.

    The IPO Litigation. On November 5, 2001, the Company and our IPO underwriters, Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b- promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket.

    On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs had been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who were class members from the insurers of the issuers. The Company has assented to participate in the settlement, which is subject to final documentation and review and consent of the Court. If final settlement occurs, the Company will be removed from the litigation without payment of any funds. Accordingly, we do not believe that the IPO litigation will have a material adverse effect on our net assets in liquidation.

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

YOU WILL NOT KNOW THE EXACT AMOUNT OR TIMING OF ANY FUTURE LIQUIDATING DISTRIBUTIONS.

    The methods used by the Board and management to estimate the value of our net assets do not result in an exact determination of value nor are they intended to indicate definitively the amount of cash you will receive during the winding up and liquidation of the Company. The Company has established reserves for known and unknown liabilities (see "Contingency Reserve" discussion herein) but we cannot be certain such reserves are adequate. Moreover, we cannot assure you that the amount you will receive in liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future. The Final Liquidation Payment to you may be reduced by additional liabilities we may incur and the ultimate settlement amounts of our liabilities.

    Additionally, even though we are not aware of any other pending or threatened claims, a creditor of the Company or other party with a claim against us might file a new lawsuit or obtain an injunction against our making any further distributions to you under the Plan. In that event, our Board, the liquidating trustee or a court may decide that the amounts to be distributed are needed to provide for the payment of such liabilities and expenses, including unknown or contingent liabilities that may arise or be put in dispute at a later date.

WE MIGHT MISCALCULATE OR FAIL TO ADEQUATELY RESERVE AN AMOUNT SUFFICIENT TO COVER OUR CONTINGENT LIABILITIES.

    On December 5, 2002 we filed a Certificate of Dissolution with the State of Delaware dissolving the Company. According to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective (December 5, 2005) or for a longer period if the Delaware Court of Chancery requires us to, for the purpose of prosecuting and defending suits against us and enabling us to dispose of our property, discharge our liabilities and distribute to our stockholders any remaining assets.

    Under Delaware law, the Board established a reserve for known and unknown liabilities expected to be incurred through completion of our liquidation (the "Contingency Reserve"), and the adequacy of that reserve has been and will continue to be reviewed prior to making any cash distributions to you. As of September 30, 2003, we set aside a $1,150,000 Contingency Reserve. However, we cannot assure you that such Contingency Reserve will be adequate to cover all of our expenses and liabilities expected to be incurred through completion of our liquidation.

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

YOU WILL NOT BE ABLE TO BUY OR SELL SHARES OF OUR COMMON STOCK IF AND WHEN WE CLOSE OUR STOCK TRANSFER BOOKS.

    We expect to close our stock transfer books and transfer the remaining assets of the Company to a liquidating trust on December 31, 2003, after which you will no longer be able to transfer shares.

    After the stock transfer books have been closed, certificates representing shares of common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. After the final record date for the recording of stock transfers, we will not issue any new stock certificates, other than replacement certificates.

OUR STOCK PRICE COULD BE VOLATILE AND OUR STOCK IS LIKELY TO BE THINLY TRADED.

    Our stock price has been trading at a discount to our net cash value per share. Even though we do not expect to make any additional cash distributions prior to the Final Liquidation Payment on or before December 31, 2005, our stock price prior to December 31, 2003 could fluctuate suddenly and widely depending on the amount and timing of any claims that are subsequently present against the funds still retained by the Company, and these fluctuations may be unrelated to our performance or actions with respect to the Plan.

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

    Until the closure of our stock transfer books on December 31, 2003, it is possible that our stock will be thinly traded on the over the counter electronic bulletin board and the Pink Sheets, which could affect a stockholder's ability to obtain price quotations and/or acquire or dispose of the Company's shares.

THE TAX CONSEQUENCES OF OUR LIQUIDATION MAY NOT BE FAVORABLE TO YOU

    The following discussion is a general summary of what the Company believes are the material Federal income tax consequences of the Plan to its stockholders, but does not purport to be a complete analysis of all the potential tax effects:

         As a consequence of our liquidation, our stockholders will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and the fair market value (at the time of distribution) of any property distributed to them (net of their proportionate share of liabilities), and (ii) their tax basis for their shares of the common stock. A stockholder's tax basis in his or her shares will depend upon various factors, including the amount paid by the stockholder for his or her shares and the amount and nature of any distributions received with respect to those shares. A stockholder's gain or loss will be computed on a "per share" basis. We have made more than one liquidating distribution, and the amount of each such liquidating distribution will be allocated proportionately to each share of stock owned by a stockholder. Any gain will be recognized by reason of a liquidating distribution only to the extent that the aggregate value of such distributions received by a stockholder with respect to a share exceeds his, her or its tax basis for that share. Any loss will be recognized only if the aggregate value of the liquidating distributions with respect to a share is less than the stockholder's tax basis for that share.

        Any gain or loss recognized by a stockholder will be capital gain or loss provided the shares are held as capital assets. Gain resulting from distributions of cash or assets from a corporation pursuant to a plan of liquidation is, therefore, generally capital gain rather than ordinary income. If it were to be determined that distributions made pursuant to the Plan were not liquidating distributions, the result could be treatment of distributions as dividends, taxable at ordinary income rates. Upon any distribution of property, the stockholder's tax basis in such property immediately after the distribution will be the fair market value of such property at the time of distribution. The gain or loss realized upon the stockholder's future sale of that property will be measured by the difference between the stockholder's tax basis in the property at the time of the sale and the proceeds of the sale. After the close of each year, we will provide stockholders and the IRS with a statement of the amount of cash distributed to the stockholders and, if applicable, our best estimate as to the value of any property distributed to them during that year. There is no assurance that the IRS will not challenge such property valuation. As a result of such a challenge, the amount of gain or loss recognized by stockholders might be changed. Distributions to stockholders could result in tax liability to any given stockholder exceeding the amount of cash received, requiring the stockholder to meet the tax obligations from other sources or by selling all or a portion of the assets received.

        We intend to structure the transfer of our remaining assets and liabilities to the liquidating trust so that stockholders will be treated for tax purposes as having received their proportionate share of the property at the time it is transferred to the liquidating trust. In such event, the amount of the distribution deemed to have been received by a stockholder will be reduced by his or her proportionate share of known liabilities assumed by the liquidating trust or to which the property transferred is subject. Assuming such treatment is achieved, assets transferred to the liquidating trust will cause the stockholders to be treated in the same manner for Federal income tax purposes as if the stockholders had received a distribution directly from us and they may be subject to tax on their proportionate value of such transferred assets even though they will not have received any actual distributions from the Company or the liquidating trust with which to pay the tax.

        The liquidating trust itself should not be subject to tax. After formation of the liquidating trust, the stockholders will take into account for Federal income tax purposes their allocable portion of any income, gain or loss recognized by the liquidating trust. AS A RESULT OF THE ONGOING OPERATIONS OF THE LIQUIDATING TRUST, STOCKHOLDERS SHOULD BE AWARE THAT THEY MAY BE SUBJECT TO TAX, WHETHER OR NOT THEY HAVE RECEIVED ANY ACTUAL DISTRIBUTIONS FROM THE LIQUIDATING TRUST WITH WHICH TO PAY THE TAX.

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

ITEM 4 - CONTROLS AND PROCEDURES

    As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The IPO Litigation. On November 5, 2001, the Company and its IPO underwriters, Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b- promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket.

    On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs had been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who were class members from the insurers of the issuers. The Company has assented to participate in the settlement, which is subject to final documentation and review and consent of the Court. If final settlement occurs, the Company will be removed from the litigation without payment of any funds. Accordingly, we do not believe that the IPO litigation will have a material adverse effect on our net assets in liquidation.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.1 Liquidating Trust Agreement dated as of December 31, 2003 by and among High Speed Access Corp. (the "Company") and John G. Hundley (the "Trustee" or "Liquidating Trustee") executed in connection with the Company's Plan of Dissolution and Liquidation dated November 25, 2002

    31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) On June 6, 2003, the Company filed an 8-K announcing that Charter Communications, Inc. was dismissed as a defendant in the IPO litigation and had paid to us the remaining $1.0 million balance of the indemnity holdback plus accrued interest.

         On August 6, 2003, the Company filed an 8-K announcing a cash distribution of $0.17 per share on August 29, 2003, payable to shareholders of record as of August 22, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Access Corp.

Date: November 14, 2003                   By /s/ George E. Willett
      -----------------                   --------------------------------------
                                          George E. Willett
                                          President and Chief Financial Officer

                                 Exhibit Index

Exhibit No.              Description
-----------              -----------

    10.1 Liquidating Trust Agreement dated as of December 31, 2003 by and among High Speed Access Corp. (the "Company") and John G. Hundley (the "Trustee" or "Liquidating Trustee") executed in connection with the Company's Plan of Dissolution and Liquidation dated November 25, 2002

    31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) On June 6, 2003, the Company filed an 8-K announcing that Charter Communications, Inc. was dismissed as a defendant in the IPO litigation and had paid to us the remaining $1.0 million balance of the indemnity holdback plus accrued interest.

         On August 6, 2003, the Company filed an 8-K announcing a cash distribution of $0.17 per share on August 29, 2003, payable to shareholders of record as of August 22, 2003.