Form 10-Q/A
period 2003-06-30
HIGH SPEED ACCESS CORP
filed 2003-11-24
CIK 1075244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

         The decrease in net assets in liquidation during the six months ended June 30, 2003 is the result of the $56.4 million Initial Cash Distribution plus the following adjustments made during the six months ended June 30, 2003 (in thousands):

ADJUST ASSETS AND LIABILITIES TO FAIR VALUE:
   Increase in estimated future interest income                          $   28
   Accounts payable and accrued expenses                                    633
                                                                         ------
      Total adjustments to fair value                                       661
                                                                         ------
ACCRUE ADDITIONAL ESTIMATED COSTS DURING WIND-UP:
   Costs to be incurred during the wind-up period                           (56)
                                                                         ------
      Total estimated costs during the wind-up period                       (56)
                                                                         ------
         Total liquidation adjustments                                   $  605
                                                                         ======

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

Receipt of Charter holdback                                               $     2,103
Interest received                                                                 344
Sale of furniture and fixtures                                                     51
Initial cash distribution                                                     (56,413)
Compensation and related expenses and severance                                (1,178)
Property, income and franchise taxes                                             (166)
Legal settlement                                                                 (167)
Professional fees                                                                (218)
Circuit termination charges                                                       (89)
Other accrued expenses                                                           (219)
                                                                          -----------
     Net decrease in cash, cash equivalents and short-term investments    $   (55,952)
                                                                          ===========


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

                                        High Speed Access Corp.

Date: November 24, 2003                 By /s/ George E. Willett
                                           -------------------------------------
                                           George E. Willett
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

31.1 Certification of President and CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002