Form 10-Q
period 2004-06-30
HIGH SPEED ACCESS CORP
filed 2004-08-25
CIK 1075244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

                                 YES [X] NO [ ]


Number of shares of Common Stock outstanding as of June 30, 2004...40,289,532

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements (Unaudited)
    Condensed Consolidated Statements of Net Assets in
       Liquidation as of June 30, 2004 and December 31, 2003                  3
    Condensed Consolidated Statement of Changes in Net
       Assets in Liquidation for the six months ended June
       30, 2004                                                               4
   Item 2 - Trustee's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     8
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk       12
   Item 4 - Controls and Procedures                                          12
PART II - OTHER INFORMATION
   Item 1 - Legal Proceedings                                                12
   Item 2 - Changes in Securities and Use of Proceeds                        12
   Item 3 - Defaults upon Senior Securities                                  12
   Item 4 - Submission of Matters to a Vote of Security Holders              12
   Item 5 - Other Information                                                12
   Item 6 - Exhibits and Reports on Form 8-K                                 13
   Signatures                                                                13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
                                LIQUIDATING TRUST
         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                (IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              2004              2003
                                                                                          ------------      ------------
                                     ASSETS
Cash and cash equivalents                                                                 $      1,332      $      1,362
Short-term investments                                                                             436               422
Interest receivable                                                                                 16                41
                                                                                          ------------      ------------
       Total assets                                                                              1,784             1,825
                                                                                          ------------      ------------

                                   LIABILITIES
Accounts payable and accrued liabilities                                                           476               480
Estimated costs to be incurred during the wind-up period                                           152               189
                                                                                          ------------      ------------
       Total liabilities                                                                           628               669
                                                                                          ------------      ------------
       Net assets in liquidation                                                                 1,156             1,156
Less:  Contingency reserve                                                                      (1,156)           (1,156)
                                                                                          ------------      ------------
       Net assets available for distribution to unitholders                               $          0      $          0
                                                                                          ============      ============
Net assets in liquidation per unit                                                        $       0.00      $       0.00
Net assets available for distribution to stockholders per unit of beneficial interest     $       0.00      $       0.00
Units used in computing per unit amounts*                                                   40,289,532        40,294,783

(*5,251 shares were cancelled effective June 1, 2004 upon final closure of the Company's retirement plan)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                                LIQUIDATING TRUST
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Six months
                                                                        ----------
Net assets in liquidation, beginning of period                            $1,156
    Adjust assets and liabilities to fair value                                0
                                                                          ------
 Net assets in liquidation at June 30, 2004                               $1,156
                                                                          ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      Effective as of midnight, December 31, 2003, all of the remaining assets and liabilities of the High Speed Access Corp., including certain cash and other reserves set aside for costs and expenses of the Company in liquidation as well as any other existing or contingent liabilities of the Company, were transferred to the High Speed Access Corp. Liquidating Trust (the "Trust"). Accordingly, all references herein to the High Speed Access Corp. or the Company shall be deemed to be a reference to the Trust, and all references to the Company's shares shall be deemed to refer to the units of beneficial interest in the Trust, each as the context requires.

      The unaudited condensed consolidated financial statements of High Speed Access Corp. and its subsidiaries (herein referred to as the Company, Trust, we, us, or our) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of the trustee of the Trust are necessary to present fairly the Company's net assets in liquidation and changes in net assets in liquidation for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      The Board of Directors unanimously adopted a Plan of Liquidation and Dissolution (the "Plan") on August 13, 2002. The Company's stockholders approved the Plan on November 27, 2002. The key features of the Plan are (1) the Company's filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (2) winding up our affairs, including the settlement of issues with Charter (Charter Communications, Inc., CC Systems, LLC, Charter Communications Holding Company, LLC and Charter Communications Ventures, LLC) relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (3) paying our creditors;
(4) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (5) resolving our outstanding litigation; (6) establishing a Contingency Reserve for payment of the Company's expenses and liabilities; and (7) making distributions to our stockholders.

      Pursuant to the Plan, effective as of midnight, December 31, 2003:

            1. All of the Company's remaining assets and liabilities, including certain cash and other reserves set aside for costs and expenses of the Company in liquidation as well as any other existing or contingent liabilities of the Company, were transferred to the High Speed Access Corp. Liquidating Trust (the "Trust");

            2. The Company and its shares were deregistered from compliance under the Securities Exchange Act of 1934, and is no longer subject to its rules, including those relating to reporting and proxy solicitations;

            3. The Company's outstanding shares were cancelled in exchange for illiquid beneficial interests in the Trust on a 1 for 1 basis;

            4. The Company's stock transfer books were closed, shareholders were no longer able to transfer shares, and certificates representing shares of common stock are not assignable or transferable except by will, intestate succession or operation of law; and

            5. The Company is not issuing any new stock certificates, other than replacement certificates

      Under Delaware law, through the completion of the wind-up period, the Company will remain in existence as a non-operating entity until December 5, 2005. The Company is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the wind-up period. During the wind-up period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

      These financial statements should be read in conjunction with the financial statements, notes and discussions thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our October 25, 2002 Proxy Statement, and our Quarterly Report on Form 10-Q for the period ended September 30, 2003.

LIQUIDATION BASIS OF ACCOUNTING

      As a result of the adoption of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective November 27, 2002. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities represent our best estimate of the recoverable values of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in settling the liabilities at their estimated amounts. The liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind-up period. While we believe our estimates are reasonable under the circumstances, if the length of our wind-up period were to change or other conditions were to arise, actual results may differ from these estimates and those differences may be material.

      The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of October 31, 2003. In connection with transfer of the Company's assets and liabilities to the Trust on December 31, 2003, the stockholders were deemed to have received a distribution in the amount of $.0287 per share.

      THE COMPANY DOES NOT EXPECT TO MAKE ANY OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE MAKING OF A FINAL LIQUIDATION PAYMENT, WHICH THE TRUSTEE EXPECTS TO OCCUR ON OR ABOUT DECEMBER 31, 2005. However, the amount and timing of the Final Liquidation Payment by the Trustee will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and the actual costs incurred in connection with carrying out the Plan, including professional fees, administrative and operating costs during the wind-up period.

      Due to the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1.156 million. At June 30, 2004, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the Final Liquidation Payment on or about December 31, 2005 will include the full amount of the Contingency Reserve.

      A summary of significant estimates and judgments utilized in preparation of the June 30, 2004 condensed consolidated financial statements on a liquidation basis follows:

      Interest Receivable. At June 30, 2004, interest receivable of $16,000 represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the wind-up period through December 5, 2005 and accounts for less than 1% of the Company's total assets.

      Accounts Payable and Accrued Liabilities. At June 30, 2004, accounts payable and accrued liabilities and expenses were $476,000.

      Estimated Costs to be Incurred during the Wind-Up Period. At June 30, 2004, the Trust estimates there are $152,000 of professional fees and other miscellaneous costs to be incurred through December 5, 2005.

      Contingency Reserve. In view of the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1.156 million. At June 30, 2004, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, the amount of the Final Liquidation Payment will include the full amount of the Contingency Reserve.

NOTE 4 - COMMITMENTS, GUARANTEES AND CONTINGENCIES

      The IPO Litigation. On November 5, 2001, the Company and two of its officers, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b- promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

      On July 15, 2002, the Company moved to dismiss all claims against its defendant officers, and those allegations were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder.

      On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company has assented to participate in the settlement, and all of the settlement documents were finalized and executed by most of the parties in May 2004. The settlement was presented to the court on June 14, 2004. The Plaintiffs filed a motion for preliminary approval on Friday, July 2, 2004. Once the Court decides the motion, and assuming it grants preliminary approval (which is expected), the Plaintiffs will notify the class. Following this notice (which will likely take several months given the size of the class), there will be a hearing regarding Court approval of the settlement. If and when final settlement occurs, the Company and its directors should be removed from the litigation without payment of any funds.

Indemnification of Charter. In connection with the Asset Sale, we agreed to indemnify Charter against all claims arising from breaches of our representations, warranties and covenants, various excluded liabilities and the pre-closing operation of the assets we sold to Charter. With the exception of certain representations and warranties and covenants described below, all of the Company's other representations and warranties have expired.

      The following representations and warranties and covenants will be in effect until the Company is finally dissolved on December 5, 2005 and are not subject to any limitations:

      (i) breaches of representations and warranties related to title to the acquired assets, and certain matters affecting intellectual property, technology and know-how;

      (ii)  the excluded liabilities;

      (iii) our operation of the assets sold to Charter prior to the closing of the Asset Sale on February 28, 2002; and

      (iv)  common law fraud.

      The Trust has no liability to Charter for claims arising from breaches of our representations and warranties unless the damages in the aggregate for such breaches exceed $250,000, in which case Charter is entitled to reimbursement from the first dollar of such damages. However, Charter is entitled to reimbursement from the first dollar of damages related to (i) breaches of post-closing covenants and representations and warranties related to title, (ii) the excluded liabilities, (iii) operation of the assets sold to Charter prior to the closing of the Asset Sale, and (iv) actual common law fraud, and such damages are unlimited. These indemnification obligations are limited to actual damages. The Trust has no liability to Charter for indirect or consequential damages.

      The Trust is aware of no claims that Charter has or intends to assert against us in connection with the Asset Sale.

ITEM 2 - TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, involve risks and uncertainties, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in other filings with the Securities and Exchange Commission.

OVERVIEW

      High Speed Access Corp. (hereinafter referred to as the Company, we, us or our) formerly provided high speed Internet access and related services to residential and commercial customers primarily via cable modems and international ISP infrastructure services.

      Effective as of midnight, December 31, 2003, all of the Company's remaining assets and liabilities, including certain cash and other reserves set aside for costs and expenses of the Company in liquidation as well as any other existing or contingent liabilities of the Company, were transferred to the High Speed Access Corp. Liquidating Trust (the "Trust"). Accordingly, all references herein to the High Speed Access Corp. or the Company shall be deemed to be a reference to the Trust, and all references to the Company's shares shall be deemed to refer to the units of beneficial interest in the Trust, each as the context requires.

      On August 13, 2002, our Board concluded that the liquidation of the Company was the best alternative available for maximizing stockholder value and adopted a Plan of Liquidation and Dissolution (the "Plan"). The Plan was approved by the stockholders on November 27, 2002. The key features of the Plan are (1) the Company's filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (2) winding up our affairs, including the settlement of any then-outstanding issues with Charter relating to the Asset Sale, selling any remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (3) paying our creditors; (4) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (5) resolving our outstanding litigation; (6) establishing a Contingency Reserve for payment of the Company's expenses and liabilities; and (7) making distributions to our stockholders.

      In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective November 27, 2002, and has valued its assets at their estimated net realizable cash values and has stated its liabilities, including costs to liquidate, at their estimated settlement amounts, all of which approximate their estimated fair values. Uncertainties as to the value to be realized from the disposal of the Company's assets (other than cash), and the ultimate amount paid to settle its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses of liquidation (including taxes, professional fees, and miscellaneous expenses) will continue to be incurred with execution of the Plan. Although we do not believe that a precise estimate of the Company's net assets can currently be made, we believe that available cash and cash equivalent investments will be adequate to provide for the Company's obligations, liabilities, operating costs and claims (including contingent liabilities), and to make a Final Liquidation Payment to stockholders.

      Pursuant to the Plan, effective as of midnight, December 31, 2003:

            1. All of the Company's remaining assets and liabilities, including certain cash and other reserves set aside for costs and expenses of the Company in liquidation as well as any other existing or contingent liabilities of the Company, were transferred to the High Speed Access Corp. Liquidating Trust (the "Trust");

            2. The Company and its shares were deregistered from compliance under the Securities Exchange Act of 1934, and is no longer subject to its rules, including those relating to reporting and proxy solicitations;

            3. The Company's outstanding shares were cancelled in exchange for illiquid beneficial interests in the Trust on a 1 for 1 basis;

            4. The Company's stock transfer books were closed, shareholders were no longer able to transfer shares, and certificates representing shares of common stock are not assignable or transferable except by will, intestate succession or operation of law; and

            5. The Company is not issuing any new stock certificate, other than replacement certificates.

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

      The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. The "per share" amounts are based on 40,294,783 shares of common stock outstanding as of October 31, 2003. In connection with transfer of the Company's assets and liabilities to the Trust on December 31, 2003, the stockholders were deemed to have received a distribution in the amount of $.0287 per share.

      THE COMPANY DOES NOT EXPECT TO MAKE ANY OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE MAKING THE FINAL LIQUIDATION PAYMENT, WHICH THE TRUSTEE EXPECTS TO MAKE ON OR ABOUT DECEMBER 31, 2005. However, the amount and timing of the Final Liquidation Payment by the Trustee will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including professional fees, administrative and operating costs during the wind-up period.

      Due to the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,156,000. At June 30, 2004, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the amount of the Final Liquidation Payment on or about December 31, 2005 will include the full amount of the Contingency Reserve.

      A summary of significant estimates and judgments utilized in preparation of the June 30, 2004 condensed consolidated financial statements on a liquidation basis follows:

      Interest Receivable. At September 30, 2004, interest receivable of $16,000 represents the Company's estimate of future interest earnings on cash, cash equivalents and short-term investments over the wind-up period through December 5, 2005 and accounts for less than 1.0% of the Company's total assets.

      Accounts Payable and Accrued Liabilities. At June 30, 2004, accounts payable and accrued liabilities and expenses were $476,000.

      Estimated Costs to be Incurred during the Wind-Up Period. At June 30, 2004, the Trust estimates there are $152,000 of professional fees and other miscellaneous costs to be incurred through December 5, 2005.

      Contingency Reserve. In view of the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,156,000. At June 30, 2004, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the amount of any future liquidating distributions and the Final Liquidation Payment that may be paid to stockholders will include the full amount of the Contingency Reserve.

LIQUIDITY AND CAPITAL RESOURCES

      The Trust's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets consistent with preservation of capital. The actual nature, amount, and timing of all future distributions will be determined by the Trustee in the Trustee's sole discretion. Although the liquidation is expected to conclude on December 5, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Trustee's control (see Item 2, "Trustee's Discussion and Analysis of Financial Condition and Results of Operations"). The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. In connection with transfer of the Company's assets and liabilities to the Trust on December 31, 2003, the stockholders were deemed to have received a distribution in the amount of $.0287 per share. THE COMPANY DOES NOT EXPECT TO MAKE OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE FINAL LIQUIDATION PAYMENT ON OR ABOUT DECEMBER 31, 2005. The "per share" amounts are based on 40,289,532 shares of beneficial interest in the Trust outstanding as of June 30, 2004. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

      Effective as of midnight, December 31, 2003:

            1. All of the Company's remaining assets and liabilities, including certain cash and other reserves set aside for costs and expenses of the Company in liquidation as well as any other existing or contingent liabilities of the Company, were transferred to the High Speed Access Corp. Liquidating Trust (the "Trust");

            2. The Company and its shares were deregistered from compliance under the Securities Exchange Act of 1934, and is no longer subject to its rules, including those relating to reporting and proxy solicitations;

            3. The Company's outstanding shares were cancelled in exchange for illiquid beneficial interests in the Trust;

            4. The Company's stock transfer books were closed, shareholders were no longer able to transfer shares, and certificates representing shares of common stock are not assignable or transferable except by will, intestate succession or operation of law; and

            5. The Company is not issuing any new stock certificate, other than replacement certificates.

      Due to the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1.156 million. At June 30, 2004, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the amount of the Final Liquidation Payment will include the full amount the Contingency Reserve.

      At June 30, 2004, the Company estimates that there is $476,000 of accounts payable and accrued liabilities, and $152,000 in estimated operating costs to be incurred during the remaining wind-up period through December 5, 2005. In addition, the Company has a Contingency Reserve of $1.156 million (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $0.0287 per share.

      At June 30, 2004, net assets in liquidation were $1.156 million. We had cash and cash equivalents and short-term investments of $1.332 million and $436,000, respectively, compared to cash and cash equivalents and short-term investments of $1.362 million and $422,000, respectively, at December 31, 2003. The net decrease in cash, cash equivalents and short-term investments of $16,000 is the result of the following: (in thousands):

Interest received                                                            25
Payment of Accounts Payable and Accrued Liabilities                         (41)
                                                                           ----
Net decrease in cash, cash equivalents and short-term investments          $(16)
                                                                           ====

      THE COMPANY DOES NOT EXPECT TO MAKE OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE FINAL LIQUIDATION PAYMENT ON OR ABOUT DECEMBER 31, 2005. However, the amount and timing of the Final Liquidation Payment will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations and actual costs incurred in connection with carrying out the Plan, including professional fees, administrative and operating costs during the wind-up period.

      INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist of investments in interest-bearing money market accounts with financial institutions. Short-term investments at June 30, 2004 are comprised solely of a certificate of deposit.

      LEGAL PROCEEDINGS.

      The IPO Litigation. Also, on November 5, 2001, the Company, two of our officers, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b- promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

      On July 15, 2002, the Company moved to dismiss all claims against it and the two officers, and the allegations the officers were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

      On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company has assented to participate in the settlement, and all of the settlement documents were finalized and executed by most of the parties in May 2004. The settlement was presented to the court on June 14, 2004. The Plaintiffs filed a motion for preliminary approval on Friday, July 2, 2004. Once the Court decides the motion, and assuming it grants preliminary approval (which is expected), the Plaintiffs will notify the class. Following this notice (which will likely take several months given the size of the class), there will be a hearing regarding Court approval of the settlement. If and when final settlement occurs, the Company and its directors should be removed from the litigation without payment of any funds.

THE TAX CONSEQUENCES OF OUR LIQUIDATION MAY NOT BE FAVORABLE TO YOU

      The following discussion is a general summary and does not purport to be a complete analysis of all the potential tax effects:

      The Company structured the transfer of its remaining assets and liabilities to the Trust so that stockholders were treated for tax purposes as having received their proportionate share of the property at the time of the transfer to the Trust. The Trust itself is not subject to tax. The stockholders will take into account for Federal income tax purposes their allocable portion of any income, gain or loss recognized by the Trust. AS A RESULT OF THE TRANSFER OF PROPERTY TO THE LIQUIDATING TRUST AND THE ONGOING OPERATIONS OF THE LIQUIDATING TRUST, STOCKHOLDERS SHOULD BE AWARE THAT THEY HAVE BEEN AND MAY BE SUBJECT TO TAX, WHETHER OR NOT THEY HAVE RECEIVED ANY ACTUAL DISTRIBUTIONS FROM THE LIQUIDATING TRUST WITH WHICH TO PAY THE TAX.

      We recommend that you consult your own tax advisor regarding the specific tax consequences of the Plan and the Trust to you.

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

ITEM 4 CONTROLS AND PROCEDURES

      Not applicable

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The IPO Litigation. Also, on November 5, 2001, the Company, two of its officers, together with Lehman Brothers, Inc., J.P. Morgan Securities, Inc., CIBC World Markets Corp., and Banc of America Securities, Inc., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York (Ruthy Parnes v. High Speed Access Corp., et. al., Index No. 01-CV-9743(SAS)). The lawsuit alleges that our Registration Statement, dated June 3, 1999, and Prospectus, dated June 4, 1999, for the issuance and initial public offering of 13,000,000 shares of our common stock to investors contained material misrepresentations and/or omissions. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b- promulgated thereunder. The essence of the complaints is that defendants issued and sold our common stock pursuant to the Registration Statement for the IPO without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that our Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The plaintiff asks to represent the interest of all holders of our common stock and seeks unspecified monetary damages.

      On July 15, 2002, the Company moved to dismiss all claims against it and the two officers, and the officers were dismissed without prejudice on October 11, 2002 pursuant to a Reservation of Rights and Tolling Agreement dated as of July 20, 2002. On February 19, 2003, the Court denied the Company's motion to dismiss the alleged violations of Section 11 and 15 of the 1933 Act. However, the Court granted the Company's motion to dismiss the alleged violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b- promulgated thereunder.

      On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company has assented to participate in the settlement, and all of the settlement documents were finalized and executed by most of the parties in May 2004. The settlement was presented to the court on June 14, 2004. The Plaintiffs filed a motion for preliminary approval on Friday, July 2, 2004. Once the Court decides the motion, and assuming it grants preliminary approval (which is expected), the Plaintiffs will notify the class. Following this notice (which will likely take several months given the size of the class), there will be a hearing regarding Court approval of the settlement. If and when final settlement occurs, the Company and its directors should be removed from the litigation without payment of any funds.

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

High Speed Access Corp.

Date:  August 25, 2004                    By /s/ John G. Hundley
                                             -----------------------------------
                                          John G. Hundley
                                          Trustee of the High Speed Access Corp.
                                          Liquidating Trust