Form 10-Q
period 2005-06-30
HIGH SPEED ACCESS CORP
filed 2005-09-12
CIK 1075244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding as of June 30, 2005 ...40,289,532

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                                3
   Item 1 - Financial Statements (Unaudited)                                  3
     Condensed Consolidated Statements of Net Assets in Liquidation as of
       June 30, 2005 and June 30, 2004                                        3
     Condensed Consolidated Statement of Changes in Net Assets in
       Liquidation for the twelve months ended June 30, 2005                  4
   Item 2 - Trustee's Discussion and Analysis of Financial Condition and
     Results of Operations                                                    8
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk       12
   Item 4 - Controls and Procedures                                          12
PART II - OTHER INFORMATION                                                  12
   Item 1 - Legal Proceedings                                                12
   Item 2 - Changes in Securities and Use of Proceeds                        12
   Item 3 - Defaults upon Senior Securities                                  12
   Item 4 - Submission of Matters to a Vote of Security Holders              13
   Item 5 - Other Information                                                13
   Item 6 - Exhibits and Reports on Form 8-K                                 13
   Signatures                                                                14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             HIGH SPEED ACCESS CORP.
                                LIQUIDATING TRUST
         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                (IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                         JUNE 30,       JUNE 30,
                                                                                           2005           2004
                                                                                       ------------   ------------
                                     ASSETS
Cash and cash equivalents                                                              $      1,264   $      1,332
Short-term investments                                                                          445            436
Interest receivable                                                                            (7.4)            16
                                                                                       ------------   ------------
         Total assets                                                                         1,701          1,784
                                                                                       ------------   ------------

                                   LIABILITIES
Accounts payable and accrued liabilities                                                        465            476
Estimated costs to be incurred during the wind-up period                                         80            152
                                                                                       ------------   ------------
         Total liabilities                                                                      545            628
                                                                                       ------------   ------------
         Net assets in liquidation                                                            1,156          1,156
Less:  Contingency reserve                                                                   (1,156)        (1,156)
                                                                                       ------------   ------------
         Net assets available for distribution to unitholders                          $         00   $          0
                                                                                       ============   ============
Net assets in liquidation per unit                                                     $       0.00   $       0.00
Net assets available for distribution to stockholders per unit of beneficial interest  $       0.00   $       0.00
Units used in computing per unit amounts                                                 40,289,532     40,289,532

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             HIGH SPEED ACCESS CORP.
                                LIQUIDATING TRUST
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    FOR THE TWELVE MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      Nine months
                                                      -----------
Net assets in liquidation, beginning of period        $     1,156
    Adjust assets and liabilities to fair value                 0
                                                      -----------
 Net assets in liquidation at June 30, 2005           $     1,156
                                                      ===========

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

      The unaudited condensed consolidated financial statements of High Speed Access Corp. Liquidating Trust (herein referred to as the Company, Trust, we, us, or our) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of the trustee of the Trust are necessary to present fairly the Company's net assets in liquidation and changes in net assets in liquidation for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

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

      These financial statements should be read in conjunction with the financial statements, notes and discussions thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our October 25, 2002 Proxy Statement, our Quarterly Report on Form 10-Q for the period ended September 30, 2003, and our Quarterly Report on Form 10-Q for the period ending June 30, 2004.

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

      Due to the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1.156 million. At June 30, 2005, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the Final Liquidation Payment on or about December 31, 2005 will include the full amount of the Contingency Reserve.

      A summary of significant estimates and judgments utilized in preparation of the June 301, 2005 condensed consolidated financial statements on a liquidation basis follows:

      Accounts Payable and Accrued Liabilities. At June 30, 2005, accounts payable and accrued liabilities and expenses were $447,000.

      Estimate Costs to be Incurred during the Wind-Up Period. At June 30, 2005, the Trust estimates there are $80,000 of professional fees and other miscellaneous costs to be incurred through December 5, 2005.

      Contingency Reserve. In view of the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1.156 million. At June 30, 2005, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, the amount of the Final Liquidation Payment will include the full amount of the Contingency Reserve.

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

      On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company has assented to participate in the settlement, and all of the settlement documents were finalized and executed by most of the parties in May 2004. The settlement was presented to the court on June 14, 2004. The Plaintiffs filed a motion for preliminary approval on Friday, July 2, 2004. The court approved class certification on October 13, 2004 and granted preliminary approval of the settlement agreement on February 15, 2005. Final settlement documentation for class notification is being prepared for mailing commencing November 15, 2005 and continuing through January 15, 2006. Following the deadline for receipt of objections to the settlement or requests for exclusion from class members which is currently set for March 24, 2006, there will be a fairness hearing on April 24, 2006 to seek final Court approval of the settlement. If and when final settlement occurs, the Company and its directors should be removed from the litigation without payment of any funds.

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

      Due to the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,156,000. At June 30, 2005, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the amount of the Final Liquidation Payment on or about December 31, 2005 will include the full amount of the Contingency Reserve.

      A summary of significant estimates and judgments utilized in preparation of the June 30, 2005 condensed consolidated financial statements on a liquidation basis follows:

      Accounts Payable and Accrued Liabilities. At June 30, 2005, accounts payable and accrued liabilities and expenses were $465,000.

      Estimated Costs to be Incurred during the Wind-Up Period. At June 30, 2005, the Trust estimates there are $80,000 of professional fees and other miscellaneous costs to be incurred through December 5, 2005.

      Contingency Reserve. In view of the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1,156,000. At June 30, 2005, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the amount of any future liquidating distributions and the Final Liquidation Payment that may be paid to stockholders will include the full amount of the Contingency Reserve.

LIQUIDITY AND CAPITAL RESOURCES

      The Trust's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets consistent with preservation of capital. The amount and timing of future distributions will be determined by the Trustee in the Trustee's sole discretion. Although the liquidation is expected to conclude on December 5, 2005, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Trustee's control (see Item 2, "Trustee's Discussion and Analysis of Financial Condition and Results of Operations"). The Company made an Initial Cash Distribution of $1.40 per share or $56.4 million to its stockholders on May 30, 2003 and a Subsequent Cash Distribution of $0.17 per share or $6.9 million on August 29, 2003. In connection with transfer of the Company's assets and liabilities to the Trust on December 31, 2003, the stockholders were deemed to have received a distribution in the amount of $.0287 per share. THE COMPANY DOES NOT EXPECT TO MAKE OTHER LIQUIDATING DISTRIBUTIONS PRIOR TO THE FINAL LIQUIDATION PAYMENT ON OR ABOUT DECEMBER 31, 2005. The "per share" amounts are based on 40,289,532 shares of beneficial interest in the Trust outstanding as of June 30, 2005. These amounts do not include any benefit that might be realized if some or all of the Contingency Reserve is not required to pay claims.

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

      Due to the duration of the wind-up period to December 5, 2005, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a $2.0 million Contingency Reserve upon the adoption of liquidation basis accounting on November 27, 2002. As of June 30, 2003, the Company lowered the established Contingency Reserve to $1.156 million. At June 30, 2005, the Trust has no known material claims against this reserve. In the event no claims are made against this reserve, then the amount of the Final Liquidation Payment will include the full amount the Contingency Reserve.

      At June 30, 2005, the Company estimates that there is $465,000 of accounts payable and accrued liabilities, and $80,000 in estimated operating costs to be incurred during the remaining wind-up period through December 5, 2005. In addition, the Company has a Contingency Reserve of $1.156 million (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $0.0287 per share.

      At June 30, 2005, net assets in liquidation were $1.156 million. We had cash and cash equivalents and short-term investments of $1.264 million and $445,000, respectively, compared to cash and cash equivalents and short-term investments of $1.332 million and $436,000, respectively, at June 30, 2004. The net decrease in cash, cash equivalents and short-term investments of $50,000 is the result of the following: (in thousands):

Interest received                                                          $ 23
Payment of operating and professional costs                                $(72)
                                                                           ----
Payment of Accounts Payable and Accrued Liabilities                        $(11)
                                                                           ----
Net decrease in cash, cash equivalents and short-term investments          $(59)

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

      INVESTMENT PORTFOLIO. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist of investments in interest-bearing money market accounts with financial institutions. Short-term investments at June 30, 2005 are comprised solely of a certificate of deposit.

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

      On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company has assented to participate in the settlement, and all of the settlement documents were finalized and executed by most of the parties in May 2004. The settlement was presented to the court on June 14, 2004. The Plaintiffs filed a motion for preliminary approval on Friday, July 2, 2004. The court approved class certification on October 13, 2004 and granted preliminary approval of the settlement agreement on February 15, 2005. Final settlement documentation for class notification is being prepared for mailing commencing November 15, 2005 and continuing through January 15, 2006. Following the deadline for receipt of objections to the settlement or requests for exclusion from class members which is currently set for March 24, 2006, there will be a fairness hearing on April 24, 2006 to seek final Court approval of the settlement. If and when final settlement occurs, the Company and its directors should be removed from the litigation without payment of any funds.

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

      On June 26, 2003, the Plaintiffs' Executive Committee announced that a proposed settlement between the approximately 300 issuer defendants and their directors and officers and the plaintiffs has been structured in the IPO Litigation which would guarantee at least $1.0 billion to investors who are class members from the insurers of the issuers. The cases will continue against the 55 investment bank underwriter defendants. The Company has assented to participate in the settlement, and all of the settlement documents were finalized and executed by most of the parties in May 2004. The settlement was presented to the court on June 14, 2004. The Plaintiffs filed a motion for preliminary approval on Friday, July 2, 2004. The court approved class certification on October 13, 2004 and granted preliminary approval of the settlement agreement on February 15, 2005. Final settlement documentation for class notification is being prepared for mailing later commencing November 15, 2005 and continuing through January 15, 2006. Following the deadline for receipt of objections to the settlement or requests for exclusion from class members which is currently set for March 24, 2006, there will be a fairness hearing on April 24, 2006 to seek final Court approval of the settlement. If and when final settlement occurs, the Company and its directors should be removed from the litigation without payment of any funds.

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

High Speed Access Corp.

Date: September 8, 2005                 By /s/ John G. Hundley
                                           -----------------------------------
                                        John G. Hundley
                                        Trustee of the High Speed Access Corp.
                                        Liquidating Trust